Form 10-Q
period 2011-03-31
EMERITUS CORP\WA\
filed 2011-05-06
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2011

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

As of April 29, 2011, 44,281,222 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (In thousands, except share data)

ASSETS

	March 31,	December 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$79,941	$110,124
Short-term investments	3,275	2,874
Trade accounts receivable, net of allowance of $1,920 and $1,497	31,501	23,055
Other receivables	9,967	7,215
Tax, insurance, and maintenance escrows	20,768	22,271
Prepaid insurance expense	32,019	28,852
Deferred tax asset	15,689	15,841
Other prepaid expenses and current assets	7,962	6,417
Total current assets	201,122	216,649
Investments in unconsolidated joint ventures	18,469	19,394
Property and equipment, net of accumulated depreciation of $331,681 and $304,495	2,162,309	2,163,556
Restricted deposits	14,525	14,165
Goodwill	79,060	75,820
Other intangible assets, net of accumulated amortization of $37,703 and $36,109	98,716	100,239
Other assets, net	22,297	23,969
Total assets	$2,596,498	$2,613,792

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$164,969	$73,197
Current portion of capital lease and financing obligations	14,832	14,262
Trade accounts payable	7,181	7,840
Accrued employee compensation and benefits	55,296	53,663
Accrued interest	7,899	7,969
Accrued real estate taxes	10,055	12,306
Accrued professional and general liability	10,065	10,810
Other accrued expenses	18,982	18,759
Deferred revenue	14,339	13,757
Unearned rental income	22,483	21,814
Total current liabilities	326,101	234,377
Long-term debt obligations, less current portion	1,220,766	1,305,757
Capital lease and financing obligations, less current portion	627,601	629,797
Deferred gain on sale of communities	5,626	5,914
Deferred straight-line rent	52,339	50,142
Other long-term liabilities	37,546	36,299
Total liabilities	2,269,979	2,262,286
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 44,269,447 and 44,193,818 shares	4	4
Additional paid-in capital	815,471	814,209
Accumulated other comprehensive income	-	1,472
Accumulated deficit	(493,901)	(471,340)
Total Emeritus Corporation shareholders' equity	321,574	344,345
Noncontrolling interest-related party	4,945	7,161
Total shareholders' equity	326,519	351,506
Total liabilities, shareholders' equity, and noncontrolling interest	$2,596,498	$2,613,792

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Community revenue	$294,720	$232,873
Management fees	5,461	1,331
Total operating revenues	300,181	234,204

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	199,031	155,022
General and administrative	23,213	17,161
Transaction costs	6,749	43
Depreciation and amortization	28,087	20,446
Community leases	30,996	29,038
Total operating expenses	288,076	221,710
Operating income from continuing operations	12,105	12,494

Other income (expense):
Interest income	111	112
Interest expense	(36,264)	(27,041)
Change in fair value of interest rate swaps	–	(54)
Net equity earnings (losses) for unconsolidated joint ventures	(374)	149
Other, net	2,025	478
Net other expense	(34,502)	(26,356)

Loss from continuing operations before income taxes	(22,397)	(13,862)
Provision for income taxes	(281)	(319)
Loss from continuing operations	(22,678)	(14,181)
Loss from discontinued operations	–	(221)
Net loss	(22,678)	(14,402)
Net loss attributable to the noncontrolling interest	117	191
Net loss attributable to Emeritus Corporation common shareholders	$(22,561)	$(14,211)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.51)	$(0.35)
Discontinued operations	–	(0.01)
	$(0.51)	$(0.36)

Weighted average common shares outstanding: basic and diluted	44,210	39,279

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(22,678)	$(14,402)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	28,087	20,446
Amortization of above/below market rents	1,967	2,174
Amortization of deferred gains	(288)	(305)
Loss on sale of assets	–	230
Gain on sale of investments	(1,569)	–
Amortization of loan fees	734	752
Allowance for doubtful receivables	2,034	1,062
Equity investment losses (earnings)	374	(149)
Stock-based compensation	2,343	1,436
Change in fair value of interest rate swaps	–	54
Deferred straight-line rent	2,492	3,591
Deferred revenue	486	1,009
Other	1,520	(25)
Changes in operating assets and liabilities
Change in other operating assets and liabilities	(15,768)	1,504
Net cash provided by (used in) operating activities	(266)	17,377

Cash flows from investing activities:
Acquisition of property and equipment	(7,220)	(5,253)
Community acquisitions	(23,273)	–
Other investments	(484)	(806)
Proceeds from the sale of investments	2,805	–
Lease and contract acquisition costs	(191)	(282)
Advances to affiliates and other managed communities, net	(2,050)	(193)
Distributions from unconsolidated joint ventures, net	550	379
Net cash used in investing activities	(29,863)	(6,155)

Cash flows from financing activities:
Sale of stock, net	397	203
Distribution to noncontrolling interest	(4,077)	–
Increase in restricted deposits	(318)	(484)
Debt issuance and other financing costs	(1,197)	(23)
Proceeds from long-term borrowings and financings	35,650	–
Repayment of long-term borrowings and financings	(27,114)	(2,713)
Repayment of capital lease and financing obligations	(3,395)	(2,874)
Net cash used in financing activities	(54)	(5,891)

Net increase (decrease) in cash and cash equivalents	(30,183)	5,331
Cash and cash equivalents at the beginning of the period	110,124	46,070
Cash and cash equivalents at the end of the period	$79,941	$51,401

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$34,009	$26,275
Cash paid during the period for income taxes	223	84
Cash received during the period for income tax refunds	5	10
Non-cash financing and investing activities:
Capital lease and financing obligations	194	37,574
Unrealized gain on investment in marketable equity securities	97	95
Purchase and sale-leaseback transaction:
Increase in property and equipment	–	8,250
Increase in intangible assets	–	600
Financing lease obligation	–	(8,850)
Proceeds from exercise of options	500	–

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2010	44,193,818	$4	$814,209	$1,472	$(471,340)	$7,161	$351,506
Issuances of shares under Employee Stock Purchase Plan	11,545	–	201	–	–	–	201
Options exercised	64,084	–	761	–	–	–	761
Stock option compensation expense	–	–	2,343	–	–	–	2,343
Contract buyout costs (Note 4)	–	–	(1,978)	–	–	(2,099)	(4,077)
Stock issuance cost	–	–	(65)	–	–	–	(65)
Components of comprehensive loss:
Net loss	–	–	–	–	(22,561)	(117)	(22,678)
Realized gain on sale of investment securities	–	–	–	(1,569)	–	–	(1,569)
Unrealized gain on available-for-sale investment securities	–	–	–	97	–	–	97
Comprehensive loss	–	–	–	–	–	–	(24,150)
Balances as of March 31, 2011	44,269,447	$4	$815,471	$-	$(493,901)	$4,945	$326,519

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010

Note 1.	Description of Business

Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our,” or similar terms and “Emeritus” refer to Emeritus Corporation, together with its consolidated subsidiaries.

Emeritus Corporation is an assisted living, Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  Through these communities, we provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of March 31, 2011, we owned 167 communities and leased 141 communities.  These 308 communities comprise the communities included in the Condensed Consolidated Financial Statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of March 31, 2011, we managed 174 communities, of which 163 are owned by joint ventures in which we have a financial interest.  Some of our management agreements provide for a flat monthly rate, are based on the number of resident days, or provide fees ranging from 5.0% to 10.0% of gross operating revenues, some with mandatory minimum thresholds.  The majority of our management agreements provide for fees of 5.0% of gross collected revenues.

We have one operating segment, which is assisted living and related services.  Each community provides similar services, namely assisted living and memory care.  The class of residents is relatively homogenous and the manner in which we operate each of our communities is basically the same.

Note 2.	Summary of Significant Accounting Policies and Use of Estimates

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

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.  We record revisions to such estimates in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2010, which we filed with the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of March 31, 2011 and for all periods presented.  Except as otherwise disclosed in these Notes to the Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  The Company’s results of operations for the period ended March 31, 2011 are not necessarily indicative of the results of operations that it may achieve for the full year ending December 31, 2011.  We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2010 audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010

Note 2.  Summary of Significant Accounting Policies and Use of Estimates- continued

10-K for the year ended December 31, 2010.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Note 3.	Stock-Based Compensation

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on the fair value for all stock-based awards, which amounted to approximately $2.3 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the three months ended March 31, 2011:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	$(000)
Outstanding at beginning of period	3,954,793	$17.71	$15,130
Granted	347,100	$20.58	$–
Exercised	(64,084)	$11.87	$804
Forfeited/expired	(59,275)	$17.56	$–
Outstanding at end of period	4,178,534	$18.04	$32,810

Options exercisable	1,680,769	$18.66	$12,833

Weighted average fair value of options granted		$11.10

Options exercisable in the money	952,009		$12,833
Options exercisable out of the money	728,760		$–

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
Three Months Ended March 31, 2011 and 2010

Note 4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

2011 Emeritus at Mandeville

In March 2011, we purchased an 84-unit assisted living and memory care community located in Mandeville, Louisiana for $10.4 million.  We financed the purchase with a ten-year, $7.8 million mortgage loan and paid the balance in cash.  We began operating this community on April 1, 2011, so our results of operations for the three months ended March 31, 2011 exclude this community.

2011 Contract Buyout Agreement

In February 2011, we entered into an agreement with Mr. Daniel R. Baty, the chairman of our board of directors and one of the Company’s founders, to purchase his rights related to six of 18 communities included in the cash flow sharing agreement between Emeritus and Mr. Baty (the “Buyout”).  Mr. Baty was originally granted these rights in exchange for guaranteeing our obligations under a lease with a REIT.  Three of the six communities in the Buyout are owned by our 50/50 consolidated joint venture with Mr. Baty, and the Buyout also includes our purchase of Mr. Baty’s equity interest in these three communities.  We paid to Mr. Baty a total of $10.3 million in cash under the terms of the Buyout, which was based on predetermined formulas in the joint venture agreement and the cash flow sharing agreement.  Of the $10.3 million payment, we recorded $6.2 million to transaction costs and decreased total shareholders’ equity by $4.1 million; this allocation approximated the relative fair value of the two elements in the transaction, which were the cash flow sharing agreement and the equity interest in the 50/50 joint venture, respectively.

2011 Emeritus at Baywood

In January 2011, we purchased a 126-unit assisted living and memory care community located in Mesa, Arizona for $12.9 million.  The purchase was financed with a three-year, $10.0 million mortgage loan with the balance paid in cash.

2010 Chenal Heights and Asset Acquisitions

In December 2010, we purchased an 80-unit assisted living and memory care community located in Arkansas.  The purchase price was $11.2 million.  We also purchased the properties underlying two communities that we previously operated under lease agreements and accounted for as operating leases, Emeritus at Mandarin and Emeritus at Clearwater, which closed on November 30, 2010 and December 1, 2010, respectively.  These two communities have a combined total of 320 units.  The combined purchase price of these two communities was $21.5 million.  We financed the purchase of these three properties with a two-year mortgage loan in the amount of $28.0 million with the balance paid in cash.

2010 HCP27 Lease

In October 2010, we entered into two leases with affiliates of HCP, Inc. (“HCP”) to lease a total of 27 senior living communities (the “Master Lease Agreements”).  The communities are located in 13 states and consist of approximately 3,240 units, comprised of 2,020 assisted living, 630 memory care, 450 skilled nursing, and 140 independent living units.

The Master Lease Agreements have an initial term of 15 years, commencing November 1, 2010, with two available extension options of 10 years each.  One of the lease agreements contains a purchase option on 10 of the communities, exercisable beginning in year 11 and extending through the remaining initial term of the lease.  The purchase option price for the 10 communities would be the greater of (i) $140.0 million (subject to certain adjustments) or (ii) the fair market value of such communities, as determined by appraisal on the date of exercise, less any shared appreciation amount as set forth in the Master Lease Agreements.  The shared appreciation provision allows us to share any increase in fair value in excess of $140.0 million at 25.0% of the first $15.0 million, 35.0% of

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010

Note 4.  Acquisitions and Other Significant Transactions - continued

the next $15.0 million and 40.0% of any amount in excess of $30.0 million.  Subject to certain adjustments with respect to one of the communities, annual minimum rent on the communities is fixed during the first five years at $31.0 million, $34.5 million, $41.0 million, $46.0 million, and $51.0 million.  Thereafter, annual minimum rent will increase annually by the greater of the increase in the Consumer Price Index (“CPI”) or 3.0%, excluding any additional rent related to capital addition costs funded by HCP.  Minimum rent on the first year of each extension period would be the greater of (i) the fair market rent, not to exceed 106.0% of the prior lease year rent, or (ii) the minimum rent for the prior lease year increased by the greater of the increase in CPI or 3.0%.

We are accounting for the Master Lease Agreements as capital leases and have therefore recorded capital lease assets and capital lease obligations in the aggregate amount of $409.0 million.

2010 Heritage House

In October 2010, we purchased a 100-unit assisted living and memory care community located in Mississippi, and simultaneously entered into a sale-leaseback agreement with affiliates of Health Care REIT, Inc. (“HCN”).  The property was added to an existing master lease with HCN, which expires in September 2018.  There is one 15-year renewal option available.  The initial annual base rent is approximately $902,000 with annual scheduled increases.

The lease also contains an option to purchase the building at the end of the lease term.  Due to the purchase option in the lease, we are accounting for this lease as a financing lease and recorded property and equipment of $10.2 million, a resident contract intangible asset of $375,000 and a financing lease obligation of $10.6 million.  We expensed transaction costs of approximately $140,000.

2010 Emeritus at Marlton Crossing Lease

In September 2010, we purchased a 110-unit assisted living community located in New Jersey and simultaneously entered into a sale-leaseback agreement with affiliates of HCP.  The lease expires in September 2020 and we have two ten-year renewal options available.  The initial annual base rent is approximately $1.2 million with annual scheduled increases.  Due to a purchase option in the lease, we are accounting for this lease as a financing lease and recorded property and equipment of $14.2 million, a resident contract intangible asset of $414,000 and a financing lease obligation of $14.8 million.  We expensed transaction costs of approximately $289,000.

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

2010 Eastover Lease

In February 2010, we purchased an 88-unit assisted living community located in North Carolina and simultaneously entered into a sale-leaseback agreement.  The lease expires in November 2018 and there are two ten-year renewal

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010

Note 4.  Acquisitions and Other Significant Transactions - continued

options available.  The initial annual base rent is approximately $793,000 with annual scheduled increases.  Due to a purchase option in the lease, we are accounting for this lease as a financing lease and recorded property and equipment of $8.3 million, a resident contact intangible asset of $600,000 and a financing lease obligation of $8.9 million.  We expensed transaction costs of approximately $185,000.

Sunwest Joint Venture

In January 2010, we entered into a joint venture agreement (the “Joint Venture Agreement”) with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P. (“Blackstone”) and an entity controlled by Mr. Baty (“Columbia Pacific”).  Pursuant to the Joint Venture Agreement, Emeritus, Blackstone, and Columbia Pacific formed a joint venture that operates under the name of BRE/SW Portfolio LLC (the “Sunwest JV”).  The Sunwest JV was formed to acquire a portfolio of communities (the “Properties”) formerly operated by Sunwest Management, an Oregon limited liability company (“Sunwest”).

The Sunwest JV acquired 144 Properties during 2010 consisting of approximately 11,800 units and commenced operations on August 5, 2010.  We entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5.0% of gross collected revenues.  Of the 144 total Properties acquired by the Sunwest JV, we managed 139 as of March 31, 2011.  These 139 communities are included in the 163 total joint venture communities we managed as of March 31, 2011.  In the event that Blackstone desires to sell a specified portion of the Properties, all of the Properties or its membership interest in the Sunwest JV, we will have the right of first opportunity to purchase such Properties or membership interest, as applicable.  The Sunwest JV contributed $4.2 million to our management fee revenues in the first quarter of 2011.  We acquired our 6.0% interest in the Sunwest JV for $19.0 million in cash and an additional cash contribution of $2.0 million required by the Joint Venture Agreement to be paid by August 2012, which represents our proportional share of additional funding for capital improvements to the Properties.  The Joint Venture Agreement entitles us to distributions at increasing levels in excess of our ownership percentage if certain Sunwest JV performance criteria are achieved.

Note 5.	Long-Term Debt

In connection with our purchase of the Emeritus at Mandeville community in March 2011 (see Note 4), we entered into a Fannie Mae mortgage loan in the amount of $7.8 million.  Monthly payments of principal and interest are based on a 30-year amortization and the loan matures in April 2021.  The interest rate is fixed at 6.43%.  A prepayment penalty applies, based on a specified formula, if the loan is repaid prior to 90 days from maturity.

In March 2011, we refinanced two variable rate mortgage loans with outstanding principal balances of $5.1 million and $14.5 million, replacing them with new Freddie Mac loans in the amount of $6.2 million and $11.7 million, respectively.  Monthly payments of principal and interest are based on a 30-year amortization with the outstanding principal balances due at maturity on April 1, 2021.  Interest on each of the Freddie Mac loans is fixed at 6.4%.  A prepayment penalty applies, based on a specified formula, if the loan is repaid prior to three months from maturity.

In March 2011, we exercised our option to extend the maturity dates on two mortgage loans from May 1, 2011 to May 1, 2012.  The combined outstanding principal balance of these loans was $8.9 million as of March 31, 2011 and all other terms of the loans were unchanged.

We financed our purchase of the Emeritus at Baywood community in January 2011 with $10.0 million of mortgage debt (see Note 4).  Interest accrues at the 90-day London Interbank Offered Rate (“LIBOR”) plus 4.95% with a LIBOR floor of 1.0% (5.95% as of March 31, 2011).  Monthly payments of principal and interest are based on a 25-year amortization and the loan matures in January 2014.  This debt is included in an existing credit agreement with

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2011 and 2010

Note 5. Long-Term Debt - continued

General Electric Capital Corporation, which was amended to add this additional borrowing.  The five communities securing the credit agreement, including Emeritus at Baywood, are cross-collateralized and cross-defaulted.  None of the existing terms of the credit agreement were changed in connection with this amendment.

In January 2011, we paid off two loans held by affiliates of Mr. Baty, one for $2.0 million and one for $1.2 million.  Each of the loans bore interest at 6.5% and both were due to mature in 2014.

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.  As of March 31, 2011, the Company was in violation of certain financial and occupancy covenants in two debt agreements with one lender, representing a combined principal balance of $9.1 million.  We have obtained waivers from the lender through March 31, 2011 and, as such, the Company was in compliance as of March 31, 2011.  These two loans are cross-collateralized and cross-defaulted with three other loans with the same lender, and therefore we have classified a total of $36.9 million as current debt in the Condensed Consolidated Balance Sheet at March 31, 2011.

Note 6.	Derivative Instruments

As of January 1, 2010, Emeritus was party to one interest rate swap contract (“swap”), with a notional amount of $19.6 million, which was terminated in September 2010 when the related mortgage debt was modified.  There have been no swaps outstanding since September 2010.

The swap converted the interest rate on the related mortgage debt from a floating rate to a fixed rate, thus mitigating the impact of interest rate changes on future interest expense.  The change in the fair value of the swap resulted in a loss of $54,000 for the first quarter of 2010, which we recorded as a separate line item in the Condensed Consolidated Statements of Operations.

Note 7.	Loss Per Share

We compute basic net loss per share based on weighted average shares outstanding and exclude any potential dilution.  We reported a consolidated net loss in each of the periods presented.  As a result, we have excluded shares issuable upon the exercise of stock options from the computation as their effect was antidilutive.  Stock options excluded in each period were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Options	4,179	3,294

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - continued
Three Months Ended March 31, 2011 and 2010

Note 8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(22,678)	$(14,402)
Other comprehensive income:
Realized gain on sale of investment securities	(1,569)	–
Unrealized holding gains on
available-for-sale investment securities	97	95
Comprehensive loss	$(24,150)	$(14,307)

The following table sets forth amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Loss from continuing operations	$(22,561)	$(13,990)
Loss from discontinued operations	–	(221)
Net loss attributable to Emeritus Corporation common shareholders	$(22,561)	$(14,211)

Note 9.	Discontinued Operations

Discontinued operations for the three months ended March 31, 2010 include one community sold in January 2010, which had a loss of $221,000.

Note 10.	Liquidity

As of March 31, 2011, the Company has a working capital deficit of $125.0 million.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit includes the following non-cash items: a $15.7 million deferred tax asset and, as part of current liabilities, $36.8 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $106.4 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of March 31, 2011.  Current portion of long-term debt includes the $106.4 million of balloon payments as well as scheduled monthly principal payments of $21.7 million and $36.9 million related to debt covenant violations, as described below.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Balloon payments of principal on long-term debt maturing in the next 12 months amount to $106.4 million, which are expected to be repaid, refinanced, or extended.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2011 and 2010

Note 10.  Liquidity – continued

a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of March 31, 2011, the Company was in violation of certain financial and occupancy covenants in two debt agreements with one lender, representing a combined principal balance of $9.1 million.  We have obtained waivers from the lender through March 31, 2011 and, as such, the Company was in compliance as of March 31, 2011.  These two loans are cross-collateralized and cross-defaulted with three other loans with the same lender, and therefore we have classified a total of $36.9 million as current in the Condensed Consolidated Balance Sheet at March 31, 2011.

In the three months ended March 31, 2011 and 2010, we reported net cash used in operating activities of $266,000 and net cash provided by operating activities of $17.4 million, respectively, in our Condensed Consolidated Statements of Cash Flows.  Net cash used in operating activities in the first quarter of 2011 included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4).  In addition, our net trade accounts receivable increased by $8.5 million from December 31, 2010 to March 31, 2011, due primarily to delays in Medicare and Medicaid reimbursement for the 27 communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.  These delays are customary when there is a change in providers.  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

We believe the Company will be able to generate sufficient cash flows to support its operating activities and capital expenditure requirements for at least the next 12 months.  However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months.

Note 11.	Fair Value Disclosures

The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2011, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of	Balance as of
	for Identical	Observable	Unobservable	March 31,	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011	2010
Assets
Investment securities - trading	$3,275	$–	$–	$3,275	$2,874

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2011 and 2010

Note 11.  Fair Value Disclosures – continued

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  The fair value of these financial instruments as of March 31, 2011 and December 31, 2010, based on their short-term nature or current market indicators, such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,385,735	$1,394,693	$1,378,954	$1,375,011

We estimated the fair value of debt obligations using discounted cash flows based on the Company’s assumed incremental borrowing rate of: (i) 8.5% for unsecured borrowings and 6.4% for secured borrowings as of March 31, 2011 and (ii) 8.0% for unsecured borrowings and 6.6% for secured borrowings as of December 31, 2010.

Note 12.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living in 2007.  These liabilities, which total $611,000 as of March 31, 2011, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

Note 13.	Subsequent Event

On May 5, 2011, we announced that we have entered into a purchase and sale agreement with affiliates of Blackstone to acquire 24 assisted living communities comprised of approximately 1,867 units.  The 24 communities are currently owned by the Blackstone JV, our joint venture with Blackstone, in which the Company owns a 19% interest and Blackstone an 81% interest.  We have been operating these communities since late 2006 under management agreements for a fee equal to 5% of collected revenues.

The total purchase price of $310.0 million is expected to be financed with: (i) mortgage debt of approximately $220.0 million; (ii) approximately $23.0 million from final equity distributions representing the Company’s 19% interest in the joint venture and approximately $27.0 million for the promote structure incentive based on the final rate of return to the joint venture members; and (iii) the balance in cash of approximately $40.0 million, plus acquisition and financing transaction costs.  Our net purchase price to acquire Blackstone’s 81% interest is expected to approximate $99.0 million, of which approximately $59.0 million will be financed by an increase in the mortgage debt currently existing at the Blackstone JV.

Final closing of the transaction is subject to routine closing conditions normal for an acquisition of this nature.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The disclosure and analysis in this Quarterly Report on Form 10-Q contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  They often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “seek,” “should,” “will,” or the negative of those terms, or comparable terminology.  These forward-looking statements are all based on currently available operating, financial and competitive information and are subject to various risks and uncertainties.  Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Overview

A summary of activity for the first three months of 2011 compared to the same period for 2010 is as follows:

·	Total operating revenues increased $66.0 million, or 28.2%, to $300.2 million from $234.2 million for the prior year period, reflecting a net increase of 34 communities since March 31, 2010.
·
Operating income from continuing operations decreased $389,000 to $12.1 million from $12.5 million for the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $22.6 million compared to $14.2 million for the prior year period.  Our current period results were impacted by transaction costs of $6.7 million, primarily resulting from our buyout of certain communities subject to a cash flow sharing arrangement.

·
Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) decreased to 86.0% from 87.1% for the prior year period, primarily due to the acquisition of communities that had a lower occupancy rate than our legacy communities.

·
Average rate per occupied unit increased 9.9% to $4,059 from $3,692 for the prior year period, primarily due to the acquisition of communities that had a higher rate per occupied unit than our legacy communities.

·
Net cash used in operating activities was $266,000 compared to net cash provided by operating activities of $17.4 million for the prior year period.  The current quarter included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4).  In addition, our net trade accounts receivable increased by $8.5 million from December 31, 2010 to March 31, 2011, due primarily to delays in Medicare and Medicaid reimbursement for the 27 communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.

·
We added two new communities to our Consolidated Portfolio as well as purchasing the complete cash flow rights to six communities that had been subject to a cash flow sharing agreement.  For the prior year period, we added nine new leased communities and sold one community that we accounted for as a discontinued operation.

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities.  We rely primarily on our residents’ ability to pay the Company’s charges for services from their own or from their families’ resources and expect that we will do so for the foreseeable future.  Although care in an assisted living community is typically less expensive than in a skilled nursing facility, we believe that, in general, only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities.  In this context, we must be sensitive to our residents’ financial circumstances and remain aware that rates and occupancy are interrelated.

In evaluating the rate component, we generally utilize the average monthly revenue per occupied unit, computed by dividing the total operating revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we generally utilize an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.  We evaluate these and other operating components for our Consolidated Portfolio, as well as for our total operating portfolio (the “Operated Portfolio”), which consists of our Consolidated Portfolio and all of the communities we manage.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Key metrics of our Consolidated Portfolio include:

	Three Months Ended March 31,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$4,059	$3,692	$367	9.9%

Average occupancy rate	86.0%	87.1%		(1.1) ppt

Key metrics of our Same Community Portfolio, which is comprised of the 269 communities that we have owned or leased continuously since January 1, 2010, include:

	Three Months Ended March 31,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,796	$3,718	$78	2.1%

Average occupancy rate	87.6%	87.5%		0.1 ppt

The increase in the average monthly revenue per occupied unit for our Consolidated Portfolio was primarily due to acquisitions.  The increases in both our Consolidated Portfolio and our Same Community Portfolio include an increase in the rates we charge our residents, which reflect a combination of factors, including local market conditions, competition, changes in level of required care provided to residents, inflationary adjustments, and resident mix.

The average occupancy rate in our Consolidated Portfolio decreased primarily due to the acquisition of communities that had a lower occupancy rate than our Same Community Portfolio, which increased slightly.  We continue to evaluate the factors of rate and occupancy to find the optimum balance in each community.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.

Since our inception in 1993, we have incurred cumulative operating losses totaling approximately $493.9 million as of March 31, 2011.  We believe that these losses have resulted from our early and continuing emphasis on expansion, financing costs arising from multiple financing and refinancing transactions related to this expansion, administrative and corporate expenses that we incurred in anticipation of further expansion and increased emphasis on risk management and financial reporting controls, the impact in the early years on many of our leases from capital and financing lease treatments, and occupancy rates remaining lower for longer periods than we anticipated.  While we have generally realized growth in both our occupancy and average monthly rates, we anticipate continued losses in the near term until such time as our occupancy stabilizes.  Our current emphasis is on maximization of cash flows and cost containment as we work toward improvements in occupancy and average rates, selective growth, and changes in our capital structure, such as acquisition of leased properties and refinancing of existing debt.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Our Portfolios

As of March 31, 2011, our Consolidated Portfolio had a capacity of approximately 33,500 beds in 36 states, and our Operated Portfolio had a capacity of approximately 50,100 beds in 42 states.  The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	March 31, 2011		December 31, 2010		March 31, 2010
	Community Count	Unit Count (c)	Community Count	Unit Count (c)	Community Count	Unit Count (c)
Owned	167	13,893	165	13,683	163	13,401
Leased(a)	141	14,594	141	14,594	111	11,032
Consolidated Portfolio	308	28,487	306	28,277	274	24,433
Managed - Third Parties	11	1,121	10	1,034	12	1,326
Managed - Joint Ventures	163	13,465	163	13,401	24	1,818
Operated Portfolio	482	43,073	479	42,712	310	27,577

Consolidated Portfolio count change (b)	2	210	40	4,222	8	378
Consolidated Portfolio percentage change (b)	0.7%	0.7%	15.0%	17.6%	3.0%	1.6%

Operated Portfolio count change (b)	3	361	177	15,514	8	379
Operated Portfolio percentage change (b)	0.6%	0.8%	58.6%	57.0%	2.6%	1.4%

(a)
We account for 80 of the 141 leased communities as operating leases, 58 as capital leases, and the remaining three as financing leases. We do not include the assets and liabilities of the 80 operating lease communities on our Consolidated Balance Sheets.

(b)	Changes compared to December 31 of the prior year.
(c)	Total units reflect skilled nursing units in terms of beds.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Our Total Operated Portfolio as of March 31, 2011 consisted of the following unit types:

	Type of Service by Unit Count and Percentage of Total Units
	AL (a)		MC (b)		IL (c)		SN (d)		Other (e)		Total
Owned	10,457	75.3%	2,115	15.2%	968	7.0%	88	0.6%	265	1.9%	13,893
Leased	10,909	74.7%	2,143	14.7%	677	4.6%	826	5.7%	39	0.3%	14,594
Consolidated Portfolio	21,366	75.0%	4,258	14.9%	1,645	5.8%	914	3.2%	304	1.1%	28,487
Managed - Third Parties	717	64.0%	234	20.9%	162	14.5%	0	0.0%	8	0.7%	1,121
Managed - Joint Ventures	7,668	56.9%	2,177	16.2%	3,118	23.2%	195	1.4%	307	2.3%	13,465
Operated Portfolio	29,751	69.1%	6,669	15.5%	4,925	11.4%	1,109	2.6%	619	1.4%	43,073

(a)	Assisted Living
(b)	Memory Care
(c)	Independent Living
(d)	Skilled Nursing beds
(e)	Units taken out of service as of March 31, 2011 and includes the 84-unit Emeritus at Mandeville community (Note 4) that began operations on April 1, 2011.

The units taken out of service represent rooms that we have converted to alternative uses, such as additional office space, and are not available for immediate occupancy.  We exclude the units taken out of service from the calculation of the average occupancy rate.  We place these units back into service as demand dictates.

Significant Transactions

In recent periods, we entered into a number of transactions that affected the number of communities we operate, our financing arrangements, and our capital structure.  These transactions are summarized below.  Our most significant transaction in recent years affecting the number of communities that we manage was our participation in the Sunwest JV.  In January 2010, we entered into the Sunwest JV with affiliates of Blackstone and Columbia Pacific.  During the five months ended December 31, 2010, the Sunwest JV acquired 144 Properties previously operated by Sunwest, of which we currently manage 139 Properties for the Sunwest JV.  We entered into management agreements with the Sunwest JV to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.

For details on significant transactions that affected the comparability of the financial statements included in this Quarterly Report on Form 10-Q, see Note 4, Acquisitions and Other Significant Transactions, in our Notes to Condensed Consolidated Financial Statements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

	Transaction Period	Unit Count	Transaction Type	D in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	D in Leased Count	D in Managed Count
Count as of December 31, 2009				163			103	36

2010 Activity
Cottonbloom Assisted Living	Jan 2010	45	Disposition	–	N/A	N/A	–	(1)
Emeritus at Westwind Gardens	Jan 2010	46	Third party	–	N/A	N/A	(1)	1
National Health Investors, Inc.	Jan 2010	336	Capital lease	–	N/A	N/A	8	–
Emeritus at Eastover	Feb 2010	88	Financing lease	–	N/A	N/A	1	–
Emeritus at Laurelwood	Jun 2010	115	Disposition	–	N/A	N/A	(1)	–
HCP, Inc.	Jun 2010	548	Operating leases	–	N/A	N/A	4	–
Peachtree Village Retirement	Jun 2010	61	Disposition	–	N/A	N/A	–	(1)
Rainbow Assisted Living	Jun 2010	106	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Aug 2010	168	Third party	–	N/A	N/A	–	2
Sunwest Management	Aug 2010	63	Third party (d)	–	N/A	N/A	–	2
Sunwest JV	Aug 2010	10,740	Joint venture	–	N/A	N/A	–	128
Emeritus at Marlton Crossing	Sep 2010	110	Financing lease	–	N/A	N/A	1	–
Sunwest JV	Sep 2010	470	Joint venture	–	N/A	N/A	–	8
Emeritus at Heritage House	Oct 2010	100	Financing lease	–	N/A	N/A	1	–
Emeritus at Westwind Gardens	Oct 2010	46	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Oct 2010	100	Disposition	–	N/A	N/A	–	(1)
Emeritus at Altamonte Springs	Nov 2010	118	Disposition	(1)	N/A	N/A	–	–
HCP, Inc.	Nov 2010	3,239	Capital leases	–	N/A	N/A	27	–
Emeritus at Mandarin	Nov 2010	147	Acquisition (c)	1	10,500	12,040	(1)	–
Emeritus at Clearwater	Dec 2010	173	Acquisition (c)	1	11,000	6,440	(1)	–
Emeritus at Chenal Heights	Dec 2010	80	Acquisition	1	11,200	9,520	–	–
Sunwest JV	Dec 2010	163	Joint venture	–	N/A	N/A	–	1
Count as of December 31, 2010				165			141	173

2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (e)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Third party	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Count as of March 31, 2011				167			141	174

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements as well as expansions and all dispositions.
(c)	Acquisition of communities previously operated under lease agreements.
(d)	We manage these communities for Sunwest Management. They are not included in the Sunwest JV.
(e)	Acquisition of skilled nursing units previously operated by an unrelated third party.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Statements of Operations as a Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in the dollar amounts from period to period.

	Percentage of Revenues		Period-to-Period Percentage Change (a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011-2010
Revenues	100.0%	100.0%	28.2%

Expenses:
Community operations (exclusive of depreciation and amortization
and community lease expense shown separately below)	66.3	66.2	(28.4)
General and administrative	7.7	7.4	(35.3)
Transaction costs	2.2	–	N/M
Depreciation and amortization	9.4	8.7	(37.4)
Community leases	10.3	12.4	(6.7)
Total operating expenses	95.9	94.7	(29.9)
Operating income from continuing operations	4.1	5.3	(3.1)

Other income (expense):
Interest income	–	–	(0.9)
Interest expense	(12.1)	(11.5)	(34.1)
Change in fair value of interest rate swaps	–	–	N/M
Net equity earnings (losses) for unconsolidated joint ventures	(0.1)	0.1	N/M
Other, net	0.7	0.2	N/M
Net other expense	(11.5)	(11.2)	(30.9)

Loss from continuing operations before income taxes	(7.4)	(5.9)	(61.6)
Provision for income taxes	(0.1)	(0.1)	11.9
Loss from continuing operations	(7.5)	(6.0)	(59.9)
Loss from discontinued operations	–	(0.1)	N/M
Net loss	(7.5)	(6.1)	(57.5)
Net loss attributable to the noncontrolling interest	–	0.1	(38.7)
Net loss attributable to Emeritus Corporation common shareholders	(7.5%)	(6.0%)	(58.8%)

(a) “N/M” indicates percentages that are not meaningful in the analysis.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Comparison of the Three Months Ended March 31, 2011

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $22.6 million for the three months ended March 31, 2011, compared to a net loss of $14.2 million in the prior year period.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

Total operating revenues increased $66.0 million, or 28.2%, to $300.2 million from $234.2 million for the prior year period.  Total operating expenses increased to $288.1 million from $221.7 million, which caused operating income from continuing operations to decrease by $389,000 to $12.1 million in the current period.  The decrease in operating income reflects an increase in community operating income (community revenues less community operating expenses) of $17.8 million, inclusive of acquisitions, from $77.9 million to $95.7 million and an increase in management fees of $4.1 million.  The community operating income increase was offset by increases in community lease expense of $2.0 million, general and administrative expense of $6.1 million, transaction costs of $6.7 million, and depreciation and amortization expense of $7.6 million, as discussed below.  Net other expense increased by $8.1 million, inclusive of interest expense, which increased by $9.2 million, losses from unconsolidated joint ventures, which increased by $523,000, and an increase in gain on sale of investments of $1.6 million.

Total Operating Revenues:

	Three Months Ended March 31,
	2011	2010	$D	% D (a)
	(in thousands, except percentages)
Same Community Portfolio	$235,768	$230,498	$5,270	2.3%
Acquisitions, development and expansion	59,439	3,387	56,052	N/M
Unallocated community revenue	(487)	(1,012)	525	51.9%
Community revenue	294,720	232,873	61,847	26.6%
Management fees	5,461	1,331	4,130	N/M
Total operating revenues	$300,181	$234,204	$65,977	28.2%

Average monthly revenue per occupied unit	$4,059	$3,692	$367	9.9%
Average occupancy rate	86.0%	87.1%		(1.1) ppt (b)

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

The increase of $5.3 million in revenues from the Same Community Portfolio consisted of $4.9 million in improvements in the rates we charge our residents and $433,000 in occupancy gains.  As further described in the section Same Community Comparison below, our Same Community Portfolio consisted of the 269 communities that we have continuously operated since January 1, 2010.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 31, 2010, increased by $56.1 million due primarily to revenues resulting from a net increase of 34 communities in our Consolidated Portfolio since March 31, 2010.  The change in unallocated community revenue of $525,000 resulted primarily from a decrease in the deferral of resident move-in fees.

As of March 31, 2011, we managed 139 communities for the Sunwest JV, 23 communities for a joint venture with Blackstone (the “Blackstone JV”), and 11 other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $4.2 million to management fee revenues in the three-month period ended March 31, 2011.  The Blackstone JV contributed $906,000 and $879,000 to management fee revenues in the three-month periods ended March 31, 2011 and 2010, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Community Operating Expense:

	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Same Community Portfolio	$156,131	$151,106	$5,025	3.3%
Acquisitions, development, and expansion	42,579	3,061	39,518	N/M
Unallocated community expenses	321	855	(534)	(62.5%)
Community operations	$199,031	$155,022	$44,009	28.4%
As a percentage of total operating revenues	66.3%	66.2%		0.1 ppt

The increase of $5.0 million in community operating expenses from the Same Community Portfolio includes a $3.7 million increase in total labor and benefits, of which salaries and wages expense increased $3.1 million, or 4.6%, as compared to the same period in 2010. The increase in salaries and wages included increased hours to care for a greater number of residents living in our communities.  An increasing number of our residents have elected to share living accommodations, which increases our resident count without a corresponding increase in our occupied units.  On a per resident day basis, same community salaries and wages increased by 3.1%.  The increase in same community operating expense includes increases in payroll taxes and bad debt expense, partially offset by a decrease in health insurance expense due to changes we made to our plan in April 2010.

Community operating expense increased $39.5 million from the net increase of 34 communities since March 31, 2010.  The largest component of the increase was labor and benefits of $25.0 million.

The $534,000 decrease in unallocated community expenses consisted primarily of workers’ compensation insurance and professional and general liability insurance reserve adjustments.  In the first quarter of 2010, we recorded an expense increase of $354,000 for prior years’ workers compensation claims exposure and an expense increase of $229,000 for professional and general liability claims exposure, representing our revised estimates of the ultimate exposure under our self-insurance programs based upon actuarial valuation reports.

General and Administrative Expense:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
General and administrative	$23,213	$17,161	$6,052	35.3%
As a percentage of total operating revenues	7.7%	7.4%		0.3 ppt

The increase in general and administrative expenses reflected our growth over the past year, including the acquisition of the Sunwest JV management contracts.  The increase was due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $5.3 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase was non-cash stock compensation expense, which increased by $907,000 to $2.3 million for the three months ended March 31, 2011 from $1.4 million for the three months ended March 31, 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 5.7% for the three months ended March 31, 2011 from 6.6% for the same quarter for 2010, due to the increase in revenue base from the Sunwest JV management contracts and other acquisitions in excess of corresponding increases in administrative infrastructure expenses, as well as revenue increases from new acquisitions and same communities.  We computed these percentages as follows:

	Three Months Ended March 31,
	2011		2010
	(in thousands, except percentages)
General and administrative expenses		$23,213		$17,161
Sources of revenue:
Owned and leased	$294,720		$232,873
Managed for third parties	113,430		27,653
Total revenue for all communities		$408,150		$260,526

General and administrative expenses as a percent of
all sources of revenue		5.7%		6.6%

Transaction Costs:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Transaction costs	$6,749	$43	$6,706	N/M
As a percentage of total operating revenues	2.2%	–		2.2 ppt

Transaction costs in the current period included $6.2 million for our purchase of rights related to six of 18 communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement).  The remaining costs in both periods primarily represented professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Depreciation and amortization	$28,087	$20,446	$7,641	37.4%
As a percentage of total operating revenues	9.4%	8.7%		0.7 ppt

The increase in depreciation and amortization expense was due primarily to the increase in the number of communities in our Consolidated Portfolio as well as improvements to our existing communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Community Lease Expense:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Operating lease expense	$26,537	$23,273	$3,264	14.0%
Above/below market rent	1,967	2,174	(207)	(9.5%)
Deferred straight-line rent accruals	2,492	3,591	(1,099)	(30.6%)
Community leases	$30,996	$29,038	$1,958	6.7%
As a percentage of total operating revenues	10.3%	12.4%		(2.1) ppt

The increase in community lease expense reflected an increase in operating lease expense due to two additional operating lease communities and rent escalators, net of an offsetting decrease in straight-line rent accruals, and amortization of above/below market rents.  We leased 80 and 78 communities under operating leases as of March 31, 2011 and 2010, respectively.

Interest Income:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest income	$111	$112	$(1)	(0.9%)
As a percentage of total operating revenues	–	–		– ppt

The Company earns interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest expense	$36,264	$27,041	$9,223	34.1%
As a percentage of total operating revenues	12.1%	11.5%		0.6 ppt

The increase in interest expense was due primarily to the HCP27 capital lease as well as a net increase in debt obligations related to the increase in owned communities and two new communities accounted for as capital/financing leases subsequent to March 31, 2010.  This increase was offset by a decrease in interest resulting from the repayment of certain loans and capital leases during the three months ended March 31, 2011.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Net equity earnings (losses) for unconsolidated joint ventures	$(374)	$149	$(523)	(351.0%)
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

The equity losses in the three months ended March 31, 2011 were comprised of equity losses of $861,000 from the Sunwest JV, equity earnings of $432,000 from the Blackstone JV, and equity earnings of $55,000 from the joint venture (the “Stow JV”) with an affiliate of the Wegman Companies, Inc. (“Wegman”).  The equity losses in the

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

three months ended March 31, 2010 include equity earnings of $170,000 from the Blackstone JV, offset by equity losses of $21,000 from the Stow JV.

Equity earnings and losses related to the Blackstone JV were impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $248,000 in the first quarter of 2011 and $22,000 in the 2010 period.  Excluding the changes in the fair value of the interest rate swap, the Blackstone JV would have had equity earnings of $184,000 and $148,000 for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth condensed combined statements of operations data for the Sunwest JV, Blackstone JV and Stow JV (in thousands except per unit and percentages):

	Three Months Ended
	March 31,
	2011	2010
Total revenues	110,095	20,692
Community operating expense	85,207	15,926
Acquisition expenses	54	–
Operating loss	(5,986)	(3,217)
Interest expense	17,786	2,710
Unrealized gain on interest rate swaps	1,304	115
Net income (loss)	(10,445)	644

Average monthly revenue per occupied unit	$3,368	$4,293
Average occupancy rate	80.4%	82.5%

In 2010, we invested in a new joint venture with Wegman, the purpose of which is to construct an 81-unit assisted living and memory care community (the “Deerfield JV”).  Emeritus and Wegman each own a 50% interest in the Deerfield JV, which is expected to commence operations in mid-2011.

Other, net:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Other, net	$2,025	$478	$1,547	N/M
As a percentage of total operating revenues	0.7%	0.2%		0.5 ppt

Other, net for the first quarter of 2011 consisted primarily of the gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $288,000, and resident late fee finance charges of $137,000.

Other, net for the 2010 period consisted primarily of the amortization of deferred gains of $305,000 and resident late fee finance charges of $139,000.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Income Taxes:
	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Provision for income taxes	$(281)	$(319)	$38	11.9%
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions for 2011 and 2010 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Loss from discontinued operations	$–	$(221)	$221	N/M
As a percentage of total operating revenues	–	(0.1%)		0.1 ppt

Loss from discontinued operations for the three months ended March 31, 2010 represented primarily the loss on the sale of a community that we sold in January 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Same Community Portfolio Analysis

Of the 308 communities included in our Consolidated Portfolio as of March 31, 2011, we include 269 communities in our Same Community Portfolio.  For purposes of comparing the three months ended March 31, 2011 and 2010, we define same communities as those communities that we have continuously operated since January 1, 2010, and did not include properties where we opened new expansion projects during the comparable periods, communities in which we substantially changed the service category we offered, or communities we accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses, unallocated community revenues and expenses, lease accounting adjustments, and impairment losses on long-lived assets.

The following table shows a comparison of our Same Community Portfolio for the first quarter of 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010	$D	% D
	(in thousands, except percentages)
Revenue	$235,768	$230,498	$5,270	2.3%
Community operating expense (a)	(156,131)	(151,106)	(5,025)	(3.3)
Community operating income	79,637	79,392	245	0.3
Depreciation and amortization	(15,721)	(15,288)	(433)	(2.8)
Community leases expense	(30,744)	(29,414)	(1,330)	(4.5)
Operating income	33,172	34,690	(1,518)	(4.4)
Interest expense, net	(20,874)	(20,809)	(65)	(0.3)
Operating income after interest expense	$12,298	$13,881	$(1,583)	(11.4)%

(a) exclusive of depreciation and amortization and community lease expense shown separately

Revenues from our Same Community Portfolio represented 80.0% of our total community revenue for the first quarter of 2011.

	Three Months Ended March 31,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,796	$3,718	$78	2.1%

Average occupancy rate	87.6%	87.5%		0.1 ppt

Of the $5.3 million increase in same community revenues, $4.9 million was due to improvements in average revenue per occupied unit and $433,000 was due to improved occupancy.

The increase of $5.0 million in community operating expense from the Same Community Portfolio includes a $3.7 million increase in total labor and benefits, of which salaries and wages expense increased $3.1 million, or 4.6% as compared to the same period for 2010.  On a per resident day basis, same community salaries and wages increased by 3.1%.  The increase in same community operating expense includes increases in payroll taxes and bad debt expenses, partially offset by a decrease in health insurance expense due to changes we made to our plan in April 2010.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Operating income after interest expense for our same communities decreased by $1.6 million to $12.3 million in the current quarter from $13.9 million in the prior year quarter as a result of the items discussed above.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market, significant declines in consumer confidence, and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued into 2009 with only moderate signs of a recovery during 2010.  We believe that the recovery is likely to continue to be slow throughout 2011.  However, we believe that the need-driven demand for our services continues to grow and remains resilient due, in large part, to an increasingly aging population as well as limited new senior living construction, as evidenced by our relative stability in same community occupancy and improvements in average rates.

As of March 31, 2011, we had cash and equivalents on hand of $79.9 million compared to $110.1 million at December 31, 2010.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $125.0 million and $17.7 million as of March 31, 2011 and December 31, 2010, respectively.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of March 31, 2011 included a $15.7 million deferred tax asset and, as part of current liabilities, $36.8 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $106.4 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of March 31, 2011.  Current portion of long-term debt includes the $106.4 million of balloon payments as well as scheduled monthly principal payments of $21.7 million and $36.9 million related to debt covenant violations, as described below.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  We believe the Company will be able to generate sufficient cash flows to support its operating activities and capital expenditure requirements for at least the next 12 months.  However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months.

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010

Cash provided by (used in) operating activities	$(266)	$17,377
Cash used in investing activities	(29,863)	(6,155)
Cash used in financing activities	(54)	(5,891)
Net increase (decrease) in cash and cash equivalents	(30,183)	5,331
Cash and cash equivalents at the beginning of the period	110,124	46,070
Cash and cash equivalents at the end of the period	$79,941	$51,401

In the first three months of 2011, we reported negative net cash from operating activities, but, in each of the previous years since 2001, we reported positive net cash from operating activities in our Consolidated Statements of Cash Flows.  The decrease from 2010 to 2011 indicated above is due primarily to the increase in net loss and fluctuations in the levels of current assets and liabilities due to the timing of cash receipts and payments.  However, net cash used in operating activities in the first quarter of 2011 included $6.2 million in contract buyout costs treated as transaction

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

expenses.  In addition, our net trade accounts receivable increased by $8.5 million from December 31, 2010 to March 31, 2011, due primarily to delays in Medicare and Medicaid reimbursement for the 27 communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement and —2010 HCP27 Lease).  These delays are customary when there is a change in providers and we expect to receive payment for the past-due amounts in the second quarter of 2011.  But for these items, we would have reported positive net cash from operating activities in the first three months of 2011.

We used cash in investing activities during the first three months of 2011 primarily for the purchase of two communities, which amounted to $23.3 million, capital expenditures of $7.2 million, and advances to affiliates of $2.1 million, partially offset by proceeds from the sale of investment securities of $2.8 million.  In the prior year period, we paid $5.3 million for capital expenditures and $806,000 for other assets.

We received aggregate net cash distributions from the Blackstone JV and the Stow JV of $550,000 and $379,000 for the 2011 and 2010 periods, respectively.

We borrowed $17.8 million during the current period to purchase two communities and $17.9 million to refinance existing debt.  We used cash in financing activities in the current period primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, we paid $4.1 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture; see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement. In the prior year period, cash used in financing activities was primarily for principal payments on debt and capital leases.

As of March 31, 2011, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $179.8 million.  In addition, during the first quarter of 2011, we refinanced or extended approximately $28.6 million of long-term debt obligations and repaid $3.2 million of debt due to affiliates of Mr. Baty.

Payment Commitments

The following table summarizes the Company’s contractual obligations as of March 31, 2011 (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,385,735	$164,969	$147,012	$133,907	$939,847
Capital and financing leases including current portion	642,433	14,832	42,932	71,167	513,502
Operating leases	1,012,277	105,479	220,728	226,954	459,116
Liability related to unrecognized tax benefits (b)	611	–	–	–	–
	$3,041,056	$285,280	$410,672	$432,028	$1,912,465

(a)  Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.
(b)  We have recognized total liabilities related to unrecognized tax benefits of $611,000 as of March 31, 2011.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

The following table summarizes interest on the Company’s contractual obligations as of March 31, 2011 (in thousands):
	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$491,040	$88,792	$146,380	$128,233	$127,635
Capital and financing lease obligations	485,672	48,113	100,943	94,823	241,793
	$976,712	$136,905	$247,323	$223,056	$369,428

The amounts above do not include our guarantees of the mortgage debt payable to a bank by the Stow JV and a construction loan payable to a bank by the Deerfield JV.  Emeritus has a 50% ownership interest in each of these joint ventures and we account for them as unconsolidated equity method investments.  As of March 31, 2011, the Stow JV loan balance was $8.0 million with variable rate interest at LIBOR plus 3.5% and the Deerfield JV loan balance was $1.8 million with variable rate interest at 4.5%.  Emeritus and Wegman have each provided to the lenders an unconditional guarantee of payment of each of these loans.  In the event that we would be required to repay either of these loans, we would be entitled to recoup 50% of such payment from Wegman.

Financial Covenants and Cross-Defaults

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

As of March 31, 2011, the Company has approximately $1.4 billion outstanding of mortgage debt and notes payable comprised of the following:

·
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.0 billion, or approximately 72.3% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

·
Mortgage debt financed primarily through traditional financial lending institutions of approximately $268.3 million, or approximately 19.4% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company’s guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

·
Mezzanine debt financing in the amount of $114.3 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 8.3% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company’s guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of March 31, 2011, we operated 141 communities under long-term lease arrangements, of which 115 were leased from publicly traded REITs.  Of the 141 leased properties, 47 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  As of March 31, 2011, the Company was in violation of certain financial and occupancy covenants in two debt agreements with one lender, representing a combined principal balance of $9.1 million.  We have obtained waivers from the lender through March 31, 2011 and, as such, the Company was in compliance as of March 31, 2011.  These two loans are cross-collateralized and cross-defaulted with three other loans with the same lender, and therefore we have classified a total of $36.9 million as current in the Condensed Consolidated Balance Sheet at March 31, 2011.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements other than community operating leases.  For additional information on the community operating leases, see Note 4, Acquisitions and Other Significant Transactions and the discussions of Community Lease Expense contained elsewhere in this section.

Significant Accounting Policies and Use of Estimates

Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in us reporting materially different amounts under different conditions or using different assumptions.

We believe that our accounting policies regarding investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income during the period in which the facts that give rise to the revision became known.  For a summary of all of our significant accounting policies, see Notes to Consolidated Financial

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Statements—Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies, in our 2010 Annual Report on Form 10-K.

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

Our impairment loss calculations contain uncertainties because they require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values, including forecasting asset useful lives.  Further, our ability to realize undiscounted cash flows in excess of the carrying values of our assets is affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions, and changes in operating performance.  As we periodically reassess estimated future cash flows and asset fair values, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Goodwill Impairment

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.  We conducted our annual goodwill impairment test as of October 31, 2010 and concluded that no impairment charge was required.  As of March 31, 2011, the Company’s market capitalization was substantially in excess of its carrying value, indicating that an impairment of goodwill is not evident.  We also noted that there were no facts or circumstances during the first quarter of 2011 that indicated that our carrying value exceeded the estimated fair value of the Company.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Stock-Based Compensation

We measure the fair value of stock awards at the grant date based on the fair value of the award and recognize the expense over the related service period.  For stock option awards, we use the Black-Scholes option pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the expected dividend yield.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock awards expected to vest.  We estimate the forfeiture rate based on historical experience.  Changes in our assumptions could materially affect the estimate of fair value of stock-based compensation; however, a 10.0% change in our critical assumptions including volatility and expected term would not have a material impact for fiscal year 2011.

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of March 31, 2011, we operated 141 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

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

We are self-insured for professional liability risk with respect to 245 of the 308 communities in our Consolidated Portfolio.  The liability for self-insured incurred but not yet reported claims was $10.1 million and $10.8 million at March 31, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at March 31, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.0 million.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured incurred but not yet reported claims was $18.4 million and $17.5 million at March 31, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at March 31, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.8 million.

For health insurance, we self-insure each covered member up to $200,000 per year, above which a catastrophic insurance policy covers any additional costs for certain participants.  The liability for self-insured incurred but not yet reported claims is included in “Accrued employee compensation and benefits” in the Condensed Consolidated Balance Sheets and was $7.9 million and $7.8 million at March 31, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at March 31, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $790,000.

Changes in self-insurance reserves are recorded as an increase or decrease to expense in the period that the determination is made.  We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties such as the Sunwest JV, based on their

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our income from operations for our Consolidated Portfolio would be much less sensitive than the differences indicated above.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income during the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of March 31, 2011, we have established a valuation allowance such that our net deferred tax asset is zero.

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

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 12.8% of revenues for the three months ended March 31, 2011.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be included in most measures under GAAP.

We define Adjusted EBITDA as net loss adjusted for the following items:

·	Depreciation and amortization,
·	Interest income,
·	Interest expense,
·	Net equity earnings or losses for unconsolidated joint ventures,
·	Provision for income taxes,
·	Loss from discontinued operations,
·	Certain non-cash revenues and expenses, and
·	Acquisition, development, and financing expenses.

We define Adjusted EBITDAR as Adjusted EBITDA plus community lease expense, net of amortization of above/below market rents and deferred straight-line rent.

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

Limitations of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to our losses to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss include:

·	The items excluded from the calculation of Adjusted EBITDA/EBITDAR generally represent income or expense items that may have a significant effect on our financial results,

·	Items determined to be non-recurring in nature could, nevertheless, re-occur in the future, and

·
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
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

An investor or potential investor may find this important in evaluating our financial position and results of operations.  We use these non-GAAP measures to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR presented below, along with our Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net loss	$(22,678)	$(14,402)
Depreciation and amortization	28,087	20,446
Interest income	(111)	(112)
Interest expense	36,264	27,041
Net equity losses (earnings) for unconsolidated joint ventures	374	(149)
Provision for income taxes	281	319
Loss from discontinued operations	–	221
Amortization of above/below market rents	1,967	2,174
Amortization of deferred gains	(288)	(305)
Stock-based compensation	2,343	1,436
Gain on sale of investment securities	(1,569)	–
Change in fair value of interest rate swaps	–	54
Deferred revenue	486	1,009
Deferred straight-line rent	2,492	3,591
Acquisition, development, and financing expenses	6,769	53
Actuarial self-insurance reserve adjustments	32	597
Adjusted EBITDA	54,449	41,973
Community lease expense, net	26,537	23,273
Adjusted EBITDAR	$80,986	$65,246

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Adjusted EBITDAR	$80,986	$65,246
Interest income	111	112
Interest expense	(36,264)	(27,041)
Provision for income taxes	(281)	(319)
Amortization of loan fees	734	752
Allowance for doubtful receivables	2,034	1,062
Changes in operating assets and liabilities, net	(15,768)	1,504
Acquisition, development, and financing expenses	(6,769)	(53)
Actuarial self-insurance reserve adjustments	(32)	(597)
Operating lease expense	(26,537)	(23,273)
Discontinued operations-cash component	–	10
Other	1,520	(26)
Net cash provided by (used in) operating activities	$(266)	$17,377

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

·	Changes in operating assets and liabilities, net,
·	Repayment of capital lease and financing obligations,
·	Recurring capital expenditures,
·	Distributions from unconsolidated joint ventures, net, and
·	Certain transaction expenses.

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
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2011 and 2010

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

CFFO is not an alternative to cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net cash provided by operating activities to CFFO, along with our Condensed Consolidated Financial Statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

The following table shows the reconciliation of net cash provided by (used in) operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net cash provided by (used in) operating activities	$(266)	$17,377
Changes in operating assets and liabilities, net	15,768	(1,504)
Contract buyout costs (Note 4)	6,256	-
Repayment of capital lease and financing obligations	(3,395)	(2,874)
Recurring capital expenditures	(4,322)	(2,792)
Distributions from unconsolidated joint ventures, net	550	379
Cash From Facility Operations	$14,591	$10,586

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  As of March 31, 2011, we had approximately $174.1 million of variable rate borrowings based on LIBOR.  Of the total variable rate debt of $174.1 million, $41.6 million varies with LIBOR with no LIBOR floors or ceilings.  For every 1% change in LIBOR on this $41.6 million in variable rate debt, annual interest expense will either increase or decrease by $416,000.  As of March 31, 2011, the weighted average variable rate is 3.40% in excess of LIBOR on $41.6 million of the variable rate debt; the monthly and 90-day LIBOR was 0.2438% and 0.3045%, respectively.  In addition, we have variable rate debt of $132.5 million that has LIBOR floors at a weighted average floor of 2.21% and a weighted average spread of 4.07%, for a total weighted average rate of 6.28%.  The LIBOR floors effectively make this debt fixed rate debt as long as LIBOR is less than the 2.21% weighted average floor.  Increases or decreases to LIBOR do not change interest expense on this variable rate debt until LIBOR rises above the floor, and conversely, interest expense does not decrease when LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2011.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2011.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

(b)  Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through March 31, 2011.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the first quarter of 2011, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II.  OTHER INFORMATION

Items 2, 3, and 4 are not applicable.

Item 1.  Legal Proceedings

From time to time, we are subject to lawsuits and other matters in the normal course of business, including claims related to general and professional liability.  Accruals for these claims are based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable.  While we cannot predict the results with certainty, we do not believe that any liability from any such lawsuits or other matters will have a material effect on our financial position, results of operations, or liquidity.  There are no material pending legal proceedings involving us at this time.

Item 1A.  Risk Factors

There were no material changes to risk factors during the first quarter of 2011 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 5.  Other Information

On May 5, 2011, we announced that we have entered into a purchase and sale agreement with affiliates of Blackstone to acquire 24 assisted living communities comprised of approximately 1,867 units.  The 24 communities are currently owned by the Blackstone JV, our joint venture with Blackstone, in which the Company owns a 19% interest and Blackstone an 81% interest.  We have been operating these communities since late 2006 under management agreements for a fee equal to 5% of collected revenues.

The total purchase price of $310.0 million is expected to be financed with: (i) mortgage debt of approximately $220.0 million; (ii) approximately $23.0 million from final equity distributions representing the Company’s 19% interest in the joint venture and approximately $27.0 million for the promote structure incentive based on the final rate of return to the joint venture members; and (iii) the balance in cash of approximately $40.0 million, plus acquisition and financing transaction costs.  Our net purchase price to acquire Blackstone’s 81% interest is expected to approximate $99.0 million, of which approximately $59.0 million will be financed by an increase in the mortgage debt currently existing at the Blackstone JV.

Final closing of the transaction is subject to routine closing conditions normal for an acquisition of this nature.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 6, 2011	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number
10.9	Executive Employment Agreements.
	10.9.4	Employment Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011.	(1)
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.08	Agreement dated February 11, 2011 between Emeritus Corporation, Summerville Senior Living, Inc.,	(2)
		Batus, LLC, and Daniel R. Baty relating to cash flow sharing (Buyout Option).
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP.
	10.72.15	Freddie Mac Multifamily Note Effective March 29, 2011 between Emerivent Bradenton LLC and	(3)
		Oak Grove Commercial Mortgage, LLC in the amount of $6.2 million.
	10.72.16	Freddie Mac Multifamily Note Effective March 29, 2011 between Emerivent Brighton, LLC and	(3)
		Oak Grove Commercial Mortgage, LLC in the amount of $11.65 million.
10.84	Shared Opportunity Agreement between Registrant and Mr. Daniel R. Baty.
	10.84.01	Shared Opportunities Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011	(1)
31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(3)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 6, 2011.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(3)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 6, 2011.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(3)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 6, 2011.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(3)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 6, 2011.

Footnotes:
(1)	Filed as the indicated Exhibit to Form 8-K filed on January 20, 2011 and incorporated herein by reference.
(2)	Filed as the indicated Exhibit to Form 8-K filed on February 17, 2011and incorporated herein by reference.
(3)	Filed herewith.