Form 10-Q
period 2011-06-30
EMERITUS CORP\WA\
filed 2011-08-05
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2011

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

As of July 29, 2011, 44,303,984 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (In thousands, except share data)

ASSETS

	June 30,	December 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$36,679	$110,124
Short-term investments	3,446	2,874
Trade accounts receivable, net of allowance of $2,633 and $1,497	37,735	23,055
Other receivables	12,415	7,215
Tax, insurance, and maintenance escrows	21,675	22,271
Prepaid insurance expense	33,943	28,852
Deferred tax asset	18,087	15,841
Other prepaid expenses and current assets	5,730	6,417
Total current assets	169,710	216,649
Investments in unconsolidated joint ventures	17,623	19,394
Property and equipment, net of accumulated depreciation of $358,114 and $304,495	2,409,025	2,163,556
Restricted deposits	16,591	14,165
Goodwill	115,039	75,820
Other intangible assets, net of accumulated amortization of $39,864 and $36,109	108,676	100,239
Other assets, net	24,162	23,969
Total assets	$2,860,826	$2,613,792

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$205,331	$73,197
Current portion of capital lease and financing obligations	15,369	14,262
Trade accounts payable	9,066	7,840
Accrued employee compensation and benefits	57,917	53,663
Accrued interest	9,259	7,969
Accrued real estate taxes	12,190	12,306
Accrued professional and general liability	12,742	10,810
Other accrued expenses	18,565	18,759
Deferred revenue	15,010	13,757
Unearned rental income	24,437	21,814
Total current liabilities	379,886	234,377
Long-term debt obligations, less current portion	1,400,754	1,305,757
Capital lease and financing obligations, less current portion	625,314	629,797
Deferred gain on sale of communities	5,342	5,914
Deferred straight-line rent	55,291	50,142
Other long-term liabilities	42,832	36,299
Total liabilities	2,509,419	2,262,286
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 44,301,784 and 44,193,818 shares	4	4
Additional paid-in capital	818,263	814,209
Accumulated other comprehensive income	–	1,472
Accumulated deficit	(471,704)	(471,340)
Total Emeritus Corporation shareholders' equity	346,563	344,345
Noncontrolling interest-related party	4,844	7,161
Total shareholders' equity	351,407	351,506
Total liabilities, shareholders' equity, and noncontrolling interest	$2,860,826	$2,613,792

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Community revenue	$301,722	$237,787	$596,442	$470,660
Management fees	5,485	1,344	10,946	2,675
Total operating revenues	307,207	239,131	607,388	473,335

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	205,358	157,452	404,389	312,474
General and administrative	21,721	17,109	44,934	34,271
Transaction costs	1,844	309	8,593	351
Depreciation and amortization	29,438	20,655	57,525	41,101
Community leases	31,202	29,716	62,198	58,754
Total operating expenses	289,563	225,241	577,639	446,951
Operating income from continuing operations	17,644	13,890	29,749	26,384

Other income (expense):
Interest income	123	131	234	243
Interest expense	(37,975)	(27,211)	(74,239)	(54,252)
Change in fair value of interest rate swaps	509	42	509	(12)
Net equity earnings (losses) for unconsolidated joint ventures	(61)	302	(435)	451
Acquisition gain	42,110	–	42,110	–
Other, net	437	(22)	2,462	456
Net other income (expense)	5,143	(26,758)	(29,359)	(53,114)

Income (loss) from continuing operations before income taxes	22,787	(12,868)	390	(26,730)
Provision for income taxes	(294)	(326)	(575)	(645)
Income (loss) from continuing operations	22,493	(13,194)	(185)	(27,375)
Loss from discontinued operations	(397)	(949)	(397)	(1,170)
Net income (loss)	22,096	(14,143)	(582)	(28,545)
Net loss attributable to the noncontrolling interest	101	226	218	417
Net income (loss) attributable to Emeritus Corporation
common shareholders	$22,197	$(13,917)	$(364)	$(28,128)

Basic income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$0.51	$(0.33)	$–	$(0.69)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)
	$0.50	$(0.35)	$(0.01)	$(0.72)

Weighted average common shares outstanding	44,283	39,301	44,247	39,290

Diluted income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$0.50	$(0.33)	$–	(0.69)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.03)
	$0.49	$(0.35)	$(0.01)	$(0.72)

Weighted average diluted common shares outstanding	44,874	39,301	44,247	39,290

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(582)	$(28,545)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	57,525	41,101
Amortization of above/below market rents	3,933	4,347
Amortization of deferred gains	(572)	(607)
Acquisition gain	(42,110)	–
Net loss on sale of assets	384	1,179
Impairment of long-lived assets	–	320
Gain on sale of investments	(1,569)	–
Amortization of loan fees	1,474	1,512
Allowance for doubtful receivables	4,507	2,135
Equity investment losses (earnings)	435	(451)
Stock-based compensation	4,709	2,931
Change in fair value of interest rate swaps	(509)	12
Deferred straight-line rent	4,932	7,071
Deferred revenue	1,140	2,505
Other	3,566	(45)
Change in other operating assets and liabilities	(19,793)	4,458
Net cash provided by operating activities	17,470	37,923

Cash flows from investing activities:
Acquisition of property and equipment	(14,390)	(10,073)
Community acquisitions, net of cash acquired	(139,568)	–
Deposits	(55)	–
Proceeds from the sale of assets	10,557	–
Lease and contract acquisition costs	(249)	(4,527)
Advances to affiliates and other managed communities, net	(450)	(1,639)
Distributions from unconsolidated joint ventures, net	1,351	869
Net cash used in investing activities	(142,804)	(15,370)

Cash flows from financing activities:
Sale of stock, net	1,281	1,132
Distribution to noncontrolling interest	(4,078)	–
Increase in restricted deposits	(2,342)	(730)
Debt issuance and other financing costs	(3,510)	(145)
Proceeds from long-term borrowings and financings	108,316	–
Repayment of long-term borrowings and financings	(40,880)	(12,114)
Repayment of capital lease and financing obligations	(6,898)	(5,854)
Net cash provided by (used in) financing activities	51,889	(17,711)

Net increase (decrease) in cash and cash equivalents	(73,445)	4,842
Cash and cash equivalents at the beginning of the period	110,124	46,070
Cash and cash equivalents at the end of the period	$36,679	$50,912

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,252	$52,936
Cash paid during the period for income taxes	1,037	912
Cash received during the period for income tax refunds	13	10
Non-cash financing and investing activities:
Capital lease and financing obligations	280	37,666
Unrealized gain on investment in marketable equity securities	97	(19)
Purchase and sale-leaseback transaction:
Increase in property and equipment	–	8,250
Increase in intangible assets	–	600
Financing lease obligation	–	(8,850)
Adjustments related to purchase and sale of leased property:
Decrease in capital lease assets	–	(2,756)
Decrease in capital lease obligations	–	2,648
Receivable from exercise of stock options	42	–

Blackstone JV acquisition:
Fair value of assets acquired	$317,323	–
Fair value of liabilities assumed	(173,193)	–
Cash paid	(101,421)	–
Carrying value of Emeritus investment	(599)	–
Acquisition gain	$42,110	–

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2010	44,193,818	$4	$814,209	$1,472	$(471,340)	$7,161	$351,506
Issuances of shares under Employee Stock Purchase Plan	22,824	–	404	–	–	–	404
Options exercised	85,142	–	987	–	–	–	987
Stock option compensation expense	–	–	4,709	–	–	–	4,709
Contract buyout costs (Note 4)	–	–	(1,978)	–	–	(2,099)	(4,077)
Stock issuance cost	–	–	(68)	–	–	–	(68)
Components of comprehensive loss:
Net loss	–	–	–	–	(364)	(218)	(582)
Realized gain on sale of investment securities	–	–	–	(1,569)	–	–	(1,569)
Unrealized gain on available-for-sale investment securities	–	–	–	97	–	–	97
Comprehensive loss	–	–	–	–	–	–	(2,054)
Balances as of June 30, 2011	44,301,784	$4	$818,263	$-	$(471,704)	$4,844	$351,407

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2011 and 2010

Note 1.	Description of Business

Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our,” or similar terms and “Emeritus” refer to Emeritus Corporation, together with its consolidated subsidiaries.

Emeritus Corporation is an assisted living, Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  Through these communities, we provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of June 30, 2011, we owned 190 communities and leased 141 communities.  These 331 communities comprise the communities included in the Condensed Consolidated Financial Statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of June 30, 2011, we managed 151 communities, of which 140 are owned by joint ventures in which we have a financial interest.  The majority of our management agreements provide for fees of 5.0% of gross collected revenues.

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

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of June 30, 2011 and for all periods presented.  Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  The Company’s results of operations for the period ended June 30, 2011 are not necessarily indicative of the results of operations that it may achieve for the full year ending December 31, 2011.  We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2010 audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”).  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  We can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements.  The statement(s) would need to be presented with equal prominence as the other primary financial statements.  ASU 2011-05 is effective for Emeritus beginning with our financial statements for the first quarter of 2012.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between generally accepted accounting principles in the United States (“GAAP”) and International Financial Reporting Standards.  ASU No. 2011-04 is effective for Emeritus beginning in the first quarter of 2012, and we do not expect that it will have a material impact on our financial statements or related disclosures.

Note 3.	Stock-Based Compensation

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on the fair value for all stock-based awards, which amounted to approximately $2.4 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $4.7 million and $2.9 million for the six months ended June 30, 2011 and 2010, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the six months ended June 30, 2011:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(in thousands)
Outstanding at beginning of period	3,954,793	$17.71	$15,130
Granted	407,100	20.75	–
Exercised	(85,142)	11.59	1,079
Forfeited/expired	(82,050)	18.51	–
Outstanding at end of period	4,194,701	18.11	18,927

Options exercisable	1,699,461	$18.70	$8,737

Weighted average fair value of options granted		$11.33

Options exercisable in the money	975,701		$8,737
Options exercisable out of the money	723,760		$–

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

Note 4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We make acquisitions of certain businesses from time to time that we believe align with our strategic intent with respect to, among other factors, maximizing our revenues, operating income, and cash flows.

2011 Blackstone JV Acquisition

On June 1, 2011, Emeritus and an affiliate of Blackstone Real Estates Advisors (“Blackstone”) completed the transactions contemplated by the purchase and sale agreement dated as of May 4, 2011, by which we acquired Blackstone’s equity interest in 24 assisted living communities (the “Blackstone JV Communities”) comprised of approximately 1,897 units.  The Blackstone JV Communities were formerly owned by a joint venture comprised of Emeritus and Blackstone in which the Company owned a 19.0% interest and Blackstone an 81.0% interest (the “Blackstone JV”).  We previously accounted for our 19.0% interest in the Blackstone JV as an equity method investment.

The fair value of the purchase consideration was $144.1 million, which was comprised of $101.4 million of cash (consisting of additional debt of $58.6 million and cash on hand of $42.8 million) plus the fair value of our previously held 19.0% investment.  As a result of Emeritus obtaining control over the Blackstone JV, our previously held 19.0% investment was remeasured to fair value, which we estimated to be $42.7 million (including a $26.6 million promote incentive, based on the negotiated gross purchase price for the assets of $310.0 million).

The fair value of our previously held equity investment was derived by first deducting the fair value of liabilities assumed from the estimated enterprise fair value to arrive at a fair value estimate of equity or net assets, as we refer to below.  Our initial investment in the Blackstone JV carried with it a preferential distribution based on the performance of the  Blackstone JV, which we refer to as a promote incentive.  As of the date of acquisition, the value we were entitled to under this promote incentive was $26.6 million, which was then deducted from the estimated fair value of net assets of the Blackstone JV.  Under the terms of the joint venture structure, the remaining net asset value of approximately $117.5 million would then be allocated to the Company and Blackstone based on our ownership percentages of 19.0% and 81.0%, respectively. We estimated that the fair value of our remaining 19.0% interest in the Blackstone JV, absent the promote incentive, to be approximately $16.1 million, which contemplated what we believed to be a reasonable control premium of approximately 23.0% associated with Blackstone’s 81.0% interest.

We recorded a $42.1 million gain on the acquisition, which is presented as acquisition gain in the Condensed Consolidated Statement of Operations.  The gain can be reconciled as follows (in thousands):

Enterprise fair value	$306,120
Liabilities assumed	(161,990)
Fair value of net assets acquired	144,130
Less cash paid to Blackstone	(101,421)
Fair value of Emeritus' equity investment	42,709
Less carrying amount of Emeritus' equity investment	(599)
Gain on acquisition	$42,110

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

Under the purchase method of accounting, the total aggregate fair value purchase price was allocated to tangible and intangible assets and liabilities assumed based on their estimated fair values, as follows (in thousands):

Purchase price allocation:
Current assets	$10,979
Property and equipment	258,137
In-place resident contract intangible	13,120
Deposits	224
Goodwill	34,863
Current liabilities	(6,439)
Unearned revenues	(1,762)
Long-term debt	(161,392)
Interest rate swap	(3,558)
Other liabilities	(42)
Total purchase price	$144,130

Current assets acquired included cash of $4.2 million.

We obtained an independent appraisal to assist us in our estimate of the fair value of assets acquired.  The appraisal used a combination of income, sales comparison, and cost approach methodologies in determining the fair value of assets acquired, utilizing observable and nonobservable inputs into the valuation models (Level 2 and Level 3 inputs as described in Note 11).

The fair value of each Blackstone JV Community was estimated by capitalizing stabilized net operating income.  Net operating income was estimated by analyzing historical and budgeted revenue and expense trends for each property.  Capitalization rates appropriate to each property were estimated based on its risk profile and market data and ranged between 6.5% and 8.75%.  We reviewed each value conclusion for reasonableness on a per-unit basis.

Land values were estimated based on sales of similar properties.  The value of buildings and site improvements were estimated using the cost approach (replacement cost less depreciation) utilizing published cost guides. Replacement costs for buildings ranged from $151 to $336 per square foot.  Replacement costs for site improvements are a combination of fixed and variable costs and ranged from $70,000 to $470,000 per property.  The furniture, fixtures and equipment values were estimated based on the cost to replace similar assets, net of depreciation.

We allocate a portion of the purchase price to the value of resident leases acquired.  The value of in-place leases includes lost operating income that would be realized if the leases were to be replaced, and represents the net present value of the difference between net operating income over an assumed lease-up period and the net operating income generated at the time of acquisition.  The value of in-place leases is amortized to expense over the estimated average length of resident stay of 20 months.

Long-term debt assumed is recorded at fair market value based on the current market rates and collateral securing the indebtedness.  The carrying value of long-term debt assumed in the acquisition of the Blackstone JV Communities approximates fair value.

Goodwill represents the purchase consideration in excess of fair values assigned to the underlying net assets acquired.   The goodwill resulting from this business combination is largely attributable to the existing workforce of the acquired Blackstone JV Communities and synergies expected to be realized from this acquisition.  Approximately $10.0 million of this goodwill is deductible for tax purposes.

Closing and other out-of-pocket costs related to the acquisition of the Blackstone JV Communities totaling $1.2 million were recorded to “transaction costs” in the Condensed Consolidated Statements of Operations.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

The Blackstone JV Communities contributed revenues of $6.8 million and net loss of $121,000 to the Company for the period from June 1, 2011 to June 30, 2011.  The following table sets forth the effect on the Company’s results of operations had the acquisition of the Blackstone JV Communities occurred as of January 1, 2010 (in thousands, except per share):

	Pro Forma Combined
	(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Total operating revenues	$320,565	$258,517	$640,711	$511,878
Operating income from continuing operations	18,572	14,682	31,767	27,822
Income (loss) from continuing operations before income taxes	22,829	(13,918)	341	(29,759)
Net income (loss) attributable to Emeritus Corporation
common shareholders	22,238	(14,967)	(414)	(31,158)

Net income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Basic	$0.50	$(0.38)	$(0.01)	$(0.79)
Diluted	$0.50	$(0.38)	$(0.01)	$(0.79)

Weighted average common shares outstanding:
Basic	44,283	39,301	44,247	39,290
Diluted	44,874	39,301	44,247	39,290

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between the Company and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”).  As a result of the completion of the acquisition of the Blackstone JV Communities, each of the Blackstone JV Management Agreements was terminated.  The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues.  We earned management fees of approximately $602,000 and $893,000 for the three months ended June 30, 2011 and 2010 and $1.5 million and $1.8 million for the six months ended June 30, 2011 and 2010, respectively.  The Blackstone JV Communities will incur no management fee expense from Emeritus subsequent to June 1, 2011, and Emeritus management fee revenue and expense has been eliminated in the pro forma operating results above.

2011 Emeritus at Spruce Wood

In May 2011, we purchased a 90-unit assisted living, independent living and memory care community located in New Hampshire for $19.1 million.  We financed the purchase with a ten-year, $14.1 million mortgage loan and paid the balance in cash.  We accounted for this purchase as a business combination.

2011 Emeritus at Mandeville

In March 2011, we purchased an 84-unit assisted living and memory care community located in Louisiana for $10.4 million.  We financed the purchase with a ten-year, $7.8 million mortgage loan and paid the balance in cash.  We accounted for this purchase as a business combination.

2011 Contract Buyout Agreement

In February 2011, we entered into an agreement with Mr. Daniel R. Baty, the chairman of our board of directors and one of the Company’s founders, to purchase his rights related to six of 18 communities included in the cash flow sharing agreement between Emeritus and Mr. Baty (the “Buyout”).  Mr. Baty was originally granted these rights in

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

exchange for guaranteeing our obligations under a lease agreement.  Three of the six communities in the Buyout were owned by our 50/50 consolidated joint venture with Mr. Baty, and the Buyout also included our purchase of Mr. Baty’s equity interest in these three communities.  We paid to Mr. Baty a total of $10.3 million in cash under the terms of the Buyout, which was based on predetermined formulas in the joint venture agreement and the cash flow sharing agreement.  Of the $10.3 million payment, we recorded $6.2 million to transaction costs and decreased total shareholders’ equity by $4.1 million; this allocation approximated the relative fair value of the two elements in the transaction, which were the cash flow sharing agreement and the equity interest in the 50/50 joint venture, respectively.

2011 Emeritus at Baywood

In January 2011, we purchased a 126-unit assisted living and memory care community located in Arizona for $12.9 million.  The purchase was financed with a three-year, $10.0 million mortgage loan with the balance paid in cash.  We accounted for this purchase as a business combination.

2010 Chenal Heights and Asset Acquisitions (Emeritus at Mandarin and Emeritus at Clearwater)

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

We are accounting for the Master Lease Agreements as capital leases and recorded capital lease assets and capital lease obligations in the aggregate amount of $409.0 million.

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

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

Sunwest Joint Venture

In January 2010, we entered into a joint venture agreement (the “Joint Venture Agreement”) with BRE/SW Member LLC, an affiliate of Blackstone, and an entity controlled by Mr. Baty (“Columbia Pacific”).  Pursuant to the Joint Venture Agreement, Emeritus, Blackstone, and Columbia Pacific formed a joint venture (the “Sunwest JV”) to acquire a portfolio of communities (the “Properties”) formerly operated by Sunwest Management, an Oregon limited liability company (“Sunwest”).

The Sunwest JV acquired 144 Properties during 2010 consisting of approximately 11,800 units and commenced operations on August 5, 2010.  We entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5.0% of gross collected revenues.  Of the 144 total Properties acquired by the Sunwest JV, we managed 139 as of June 30, 2011.  These 139 communities are included in the 140 total joint venture communities we managed as of June 30, 2011.  In the event that Blackstone desires to sell a specified portion of the Properties, all of the Properties or its membership interest in the Sunwest JV, we will have the right of first opportunity to purchase such Properties or membership interest, as applicable.  The Sunwest JV contributed $4.5 million and $8.6 million to our management fee revenues in the three and six months ended June 30, 2011.  We acquired our 6.0% interest in the Sunwest JV for $19.0 million in cash and an additional cash contribution of $2.0 million required by the Joint Venture Agreement to be paid by August 2012, which represents our proportional share

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

of additional funding for capital improvements to the Properties.  The Joint Venture Agreement entitles us to distributions at increasing levels in excess of our ownership percentage if certain Sunwest JV performance criteria are achieved.

Note 5.	Long-Term Debt

In connection with the acquisition of the Blackstone JV Communities described in Note 4, 2011 Blackstone JV Acquisition, we refinanced the debt that was assumed in the transaction to a total of $220.0 million pursuant to a credit agreement (“Credit Agreement”) with General Electric Capital Corporation (“GECC”).  Under the terms of the Credit Agreement, the loan bears interest at a floating rate equal to 4.05%, plus the greater of:  (i) the 90-day London Interbank Offered Rate (“LIBOR”) or (ii) 1.0% per annum, or a minimum floor of 5.05%, reset each month.  Monthly payments of principal and interest are based on a 30-year amortization period and the loan matures on June 1, 2016, at which time all outstanding principal and accrued but unpaid interest is payable in full.  The Credit Agreement contains customary events of default, including non-payment, change in control and license revocation with respect to three or more communities.  The Credit Agreement requires that the Blackstone JV Communities maintain a minimum consolidated project yield, as defined in the Credit Agreement.

A portion of the interest on this loan is effectively fixed at a rate of 9.12% due to an interest rate swap contract, which the Blackstone JV entered into in 2007 and we assumed as part of our acquisition of the Blackstone JV.  The interest rate swap, with a notional amount of $125.3 million, expires on January 2, 2012 (see Note 6).  The weighted average interest rate on the $220.0 million loan balance, including the effect of the swap, was 7.37% as of June 30, 2011.

In connection with our purchase of the Emeritus at Spruce Wood community in May 2011 (see Note 4), we entered into a Fannie Mae mortgage loan in the amount of $14.1 million.  Monthly payments of principal and interest are based on a 30-year amortization and the loan matures in June 2021.  The interest rate is fixed at 6.03%.  A prepayment penalty applies, based on a specified formula, if the loan is repaid prior to 90 days from maturity.

In May 2011, we sold two communities and paid off the related mortgage debt in the amount of $8.5 million.

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

In March 2011, we exercised our option to extend the maturity dates on two mortgage loans, with a combined outstanding principal balance of $8.9 million, from May 1, 2011 to May 1, 2012.  In addition, in May 2011, one of these loans, with an outstanding principal balance of $2.7 million, was modified to remove the financial covenants and to require quarterly principal payments of $350,000.  All other terms of these loans were unchanged.

We financed our purchase of the Emeritus at Baywood community in January 2011 with $10.0 million of mortgage debt (see Note 4).  Interest accrues at the 90-day LIBOR plus 4.95% with a LIBOR floor of 1.0% (5.95% as of March 31, 2011).  Monthly payments of principal and interest are based on a 25-year amortization and the loan matures in January 2014.  This debt is included in an existing credit agreement with GECC, which was amended to add this additional borrowing.  The five communities securing the credit agreement, including Emeritus at Baywood, are cross-collateralized and cross-defaulted.  None of the existing terms of the credit agreement were changed in connection with this amendment.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

In January 2011, we paid off two loans held by affiliates of Mr. Baty: one for $2.0 million and one for $1.2 million.  Each of the loans bore interest at 6.5% and both were due to mature in 2014.

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.  As of June 30, 2011, the Company was in violation of financial covenants in two debt agreements with an aggregate outstanding principal balance of $18.5 million.  We have obtained waivers from the lender through June 30, 2011 and, as such, the Company was in compliance as of June 30, 2011.  These loans are cross-collateralized and cross-defaulted with one other loan with the same lender, and therefore we have classified a total of $28.0 million as current debt in the Condensed Consolidated Balance Sheet at June 30, 2011.

Note 6.	Derivative Instruments

In connection with the acquisition of the Blackstone JV Communities on June 1, 2011 (see Note 4), we assumed an interest rate swap contract (“swap”) with a notional amount of $125.3 million that commenced in March 2007 and matures on January 2, 2012.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate—equal to 4.05% over the greater of (i) the 90-day LIBOR or (ii) 1.0%—to a fixed rate of 9.12%.  We did not designate the swap as a hedging instrument.  The fair value of the swap amounted to a liability of $3.0 million as of June 30, 2011 and is included in other long-term liabilities on the Condensed Consolidated Balance Sheet.  For the period subsequent to the June 1, 2011 acquisition, the change in the fair value of the swap was $509,000, which was recorded as income for the three and six months ended June 30, 2011 and as a separate line item in the Condensed Consolidated Statements of Operations.

In 2010, Emeritus was party to one swap with a notional amount of $19.6 million, which was terminated in September 2010 when the related mortgage debt was modified.

Note 7.	Income (Loss) Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested), using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. Stock options excluded in each period were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June, 30,
	2011	2010	2011	2010
Options	3,604	3,295	4,195	3,295

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

Set forth below is a reconciliation of basic and diluted net income (loss) per common share (in thousands, except per share amounts):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2011	2010	2011	2010

Basic:
Numerator for basic net income (loss) per share:
Net income (loss) attributable to Emeritus Corporation common shareholders	$22,197	$(13,917)	$(364)	$(28,128)
Denominator for basic net income (loss) per share:
Weighted average number of common shares outstanding	44,283	39,301	$44,247	39,290

Basic net income (loss) per share	$0.50	$(0.35)	$(0.01)	$(0.72)

Diluted:
Numerator for diluted net income (loss) per share:
Net income (loss) attributable to Emeritus Corporation common shareholders	$22,197	$(13,917)	$(364)	$(28,128)

Denominator for diluted net income (loss) per share:
Weighted average number of common shares outstanding	44,283	39,301	44,247	39,290
Assumed exercise of options, net	591	–	–	–
	44,874	39,301	44,247	39,290

Diluted net income (loss) per share	$0.49	$(0.35)	$(0.01)	$(0.72)

Note 8.	Comprehensive Income (Loss)

The following table summarizes the comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$22,096	$(14,143)	$(582)	$(28,545)
Other comprehensive income:
Realized gain on sale of investment securities	–	–	(1,569)	–
Unrealized holding gains on
available-for-sale investment securities	–	(115)	97	(19)
Comprehensive income (loss)	$22,096	$(14,258)	$(2,054)	$(28,564)

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

The following table sets forth amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) from continuing operations	$22,594	$(12,968)	$33	$(26,958)
Loss from discontinued operations	(397)	(949)	(397)	(1,170)
Net income (loss) attributable to Emeritus Corporation
common shareholders	$22,197	$(13,917)	$(364)	$(28,128)

Note 9.	Discontinued Operations

Loss from discontinued operations for the 2011 periods represents the loss on the sale of two Florida communities in May 2011.  Loss from discontinued operations for the three and six months ended June 30, 2010 represents the losses recorded on the sale of one community in January 2010 and one community in June 2010.  Revenues and expenses related to these communities were not material to the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010.

Note 10.	Liquidity

As of June 30, 2011, the Company had a working capital deficit of $210.2 million compared to a working capital deficit of $17.7 million as of December 31, 2010.  The deficit increased primarily due to regularly scheduled maturities of long-term debt as well as investing cash for community acquisitions and property and equipment.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit includes the following non-cash items: an $18.1 million deferred tax asset and, as part of current liabilities, $39.4 million of deferred revenue and unearned rental income.  An $18.1 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $147.0 million in scheduled (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of June 30, 2011.  Current portion of long-term debt includes the $147.0 million of balloon payments as well as scheduled monthly principal payments totaling $30.3 million and $28.0 million related to debt covenant violations, as described below.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Balloon payments of principal on long-term debt maturing in the next 12 months are expected to be primarily refinanced or extended, and we are currently in negotiations with certain of our lenders.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of June 30, 2011, the Company was in violation of financial covenants in two debt agreements with an aggregate outstanding principal balance of $18.5 million.  We have obtained waivers from the lender through June 30, 2011 and, as such, the Company was in compliance as of June 30, 2011.  These loans are cross-collateralized and cross-defaulted with one other loan with the same lender, and therefore we have classified a total of $28.0 million as current in the Condensed Consolidated Balance Sheet at June 30, 2011.

In the six months ended June 30, 2011 and 2010, we reported net cash provided by operating activities of $17.5 million and $37.9 million, respectively, in our Condensed Consolidated Statements of Cash Flows.  Net cash provided by operating activities in the first six months of 2011 included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4).  In addition, our net trade accounts receivable increased by $14.7 million from

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

December 31, 2010 to June 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.  Delays are customary when there is a change in providers and we expect to begin receiving payments for the past-due amounts in the third quarter of 2011.  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

We believe the Company will be able to generate sufficient cash flows to support its operating activities and capital expenditure requirements for at least the next 12 months.  In connection with Emeritus’ guaranty of a master lease covering 11 communities, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.  However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months.

Note 11.	Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of	Balance as of
	for Identical	Observable	Unobservable	June 30,	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011	2010
Assets
Investment securities - trading	$3,446	$–	$–	$3,446	$2,874
Liabilities
Interest rate swap agreement	–	3,049	–	3,049	–

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

Our assets and liabilities that are measured on a nonrecurring basis include those acquired/assumed in business combinations.  See Note 4 for a description of the Level 2 and Level 3 inputs into the valuation models.

The Company has financial instruments other than investment securities consisting of cash and cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  The fair value of these financial instruments as of June 30, 2011 and December 31, 2010, based on their short-term nature or current market indicators, such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months ended June 30, 2011 and 2010

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,606,085	$1,617,057	$1,378,954	$1,375,011

We estimated the fair value of debt obligations using discounted cash flows based on the Company’s assumed incremental borrowing rate of: (i) 8.5% for unsecured borrowings and 6.2% for secured borrowings as of June 30, 2011 and (ii) 8.0% for unsecured borrowings and 6.6% for secured borrowings as of December 31, 2010.

Note 12.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living in 2007.  These liabilities, which total $629,000 as of June 30, 2011, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

The tax basis of the goodwill recorded in the Blackstone JV acquisition was $10.0 million, which will be amortized for income tax purposes over 15 years.

Note 13.	Subsequent Events

In July 2011, we completed the acquisition of two communities consisting of 135 assisted living units located in Texas for a total purchase price of $19.7 million.  These acquisitions were financed with mortgage debt of approximately $14.7 million and we paid the balance in cash.  The 10-year mortgage debt is due in August 2021 and bears interest at an annual fixed rate of 6.02%.

In July 2011, we purchased a 101-unit assisted living (45), independent living (44), and memory care (12) community located in Vermont for $20.9 million.  The purchase was financed with mortgage debt of $15.8 million and we paid the balance in cash.  The 10-year mortgage debt is due in August 2021 and bears interest at an annual fixed rate of 6.06%.

In July 2011, we refinanced seven mortgage loans, with a combined outstanding principal balance of $43.6 million, which were due to mature in 2011 and early 2012.  The term of each loan was extended to November 1, 2012.  Interest on each loan is equal to the one-month LIBOR, with a floor of 2.5%, plus a margin of 4.0% (6.5% at closing).  In January 2012, the margin increases to 5.0%.  All other terms were unchanged.

In August 2011, we sold a 170-unit community in Texas for $5.8 million.  We used the net proceeds to repay the related $5.3 million mortgage loan.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Overview

A summary of activity for the first six months of 2011 compared to the same period for 2010 is as follows:

·
Total operating revenues increased $134.1 million, or 28.3%, to $607.4 million from $473.3 million for the prior year period, primarily resulting from a net increase of 54 communities in our Consolidated Portfolio since June 30, 2010.

·
Operating income from continuing operations increased $3.3 million to $29.7 million from $26.4 million for the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $364,000 compared to $28.1 million for the prior year period.  Our current period results included a $42.1 million gain on the acquisition of the Blackstone JV Communities offset by transaction costs of $8.6 million during the period, which transaction costs included $6.2 million resulting from our buyout of certain communities subject to a cash flow sharing arrangement.

·
Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) decreased to 86.0% from 87.1% for the prior year period, primarily due to the acquisition of communities that had a lower occupancy rate than our legacy communities.

·
Average rate per occupied unit increased 9.3% to $4,058 from $3,712 for the prior year period, primarily due to the acquisition of communities that had a higher rate per occupied unit than our legacy communities.

·
Net cash provided by operating activities was $17.5 million compared to $37.9 million for the prior year period.  The current period included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement).  In addition, our net trade accounts receivable increased by $14.7 million from December 31, 2010 to June 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.

·
In June 2011, we acquired the 24 communities that we previously managed for the Blackstone JV, adding them to our Consolidated Portfolio.  In addition, in February 2011, we purchased the complete cash flow rights to six communities that had been subject to a cash flow sharing agreement

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities.

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

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 12.8% of our community revenues for the six months ended June 30, 2011 compared to 10.6% for the six months ended June 30, 2010.  This increase is due primarily to the lease acquisition of 27 communities in November 2010 that included 450 skilled nursing units, most of which receive Medicare reimbursement.  Future increases in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.  There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule reducing Medicare reimbursement rates by 11.1%, which is scheduled to take effect on October 1, 2011.  Although we believe that we can offset a portion of the decrease through cost savings and improved occupancy in our skilled nursing operations, the potential impact of the lower reimbursement levels totals approximately $8.0 million annually, beginning with the October 1, 2011 effective date.  We are currently unable to estimate the potential impact of other possible governmental cost containment measures.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Key metrics of our Consolidated Portfolio include:

	Three Months Ended June 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$4,057	$3,732	$325	8.7%

Average occupancy rate	86.0%	87.2%		(1.2) ppt

	Six Months Ended June 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$4,058	$3,712	$346	9.3%

Average occupancy rate	86.0%	87.1%		(1.1) ppt

Key metrics of our Same Community Portfolio, which is comprised of the 267 communities that we have owned or leased continuously since January 1, 2010, include:

	Three Months Ended June 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,806	$3,751	$55	1.5%

Average occupancy rate	87.4%	87.6%		(0.2) ppt

	Six Months Ended June 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,805	$3,738	$67	1.8%

Average occupancy rate	87.5%	87.5%		- ppt

The increase in the average monthly revenue per occupied unit for our Consolidated Portfolio was primarily due to the acquisition of communities that had a higher rate per occupied unit than our legacy communities.  The increases in both our Consolidated Portfolio and our Same Community Portfolio include an increase in the rates we charge our residents, which reflect a combination of factors, including local market conditions, competition, changes in level of required care provided to residents, inflationary adjustments, and resident mix.

The average occupancy rate in our Consolidated Portfolio decreased primarily due to the acquisition of communities that had a lower occupancy rate than our Same Community Portfolio.  We continue to evaluate rate and occupancy to find the optimum balance in each community.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Our Portfolios

As of June 30, 2011, our Consolidated Portfolio had a capacity of 35,542 beds in 37 states, and our Operated Portfolio had a capacity of 50,238 beds in 43 states.  The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	June 30, 2011		December 31, 2010		June 30, 2010
	Community Count	Unit Count (c)	Community Count	Unit Count (c)	Community Count	Unit Count (c)
Owned	190	15,732	165	13,683	163	13,401
Leased(a)	141	14,594	141	14,594	114	11,465
Consolidated Portfolio	331	30,326	306	28,277	277	24,866
Managed - Third Parties	11	1,121	10	1,034	10	1,159
Managed - Joint Ventures	140	11,728	163	13,401	24	1,818
Operated Portfolio	482	43,175	479	42,712	311	27,843

Consolidated Portfolio count change (b)	25	2,049	40	4,222	11	811
Consolidated Portfolio percentage change (b)	8.2%	7.2%	15.0%	17.6%	4.1%	3.4%

Operated Portfolio count change (b)	3	463	177	15,514	9	645
Operated Portfolio percentage change (b)	0.6%	1.1%	58.6%	57.0%	3.0%	2.4%

(a) We account for 80 of the 141 leased communities as operating leases, 58 as capital leases, and three as financing leases. We do not include the assets and liabilities of the 80 operating lease communities on our Consolidated Balance Sheets.
(b) Changes compared to December 31 of the prior year.
(c) Total units reflect skilled nursing units in terms of beds.

Our Total Operated Portfolio as of June 30, 2011 consisted of the following unit types:

	Type of Service by Unit Count and Percentage of Total Units
	AL (a)		MC (b)		IL (c)		SN (d)		Other (e)		Total
Owned	11,386	72.4%	2,989	19.0%	996	6.3%	148	0.9%	213	1.4%	15,732
Leased	10,866	74.5%	2,176	14.9%	672	4.6%	826	5.7%	54	0.4%	14,594
Consolidated Portfolio	22,252	73.4%	5,165	17.0%	1,668	5.5%	974	3.2%	267	0.9%	30,326
Managed - Third Parties	734	65.5%	222	19.8%	161	14.4%	0	0.0%	4	0.4%	1,121
Managed - Joint Ventures	6,781	57.8%	1,341	11.4%	3,122	26.6%	195	1.7%	289	2.5%	11,728
Operated Portfolio	29,767	68.9%	6,728	15.6%	4,951	11.5%	1,169	2.7%	560	1.3%	43,175

(a)	Assisted Living
(b)	Memory Care
(c)	Independent Living
(d)	Skilled Nursing beds
(e)	Units taken out of service as of June 30, 2011

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Significant Transactions

In recent periods, we entered into a number of transactions that affected the number of communities we operate, our financing arrangements, and our capital structure.  These transactions are summarized below.  Our most significant transaction in recent years affecting the number of communities that we manage was our participation in the Sunwest JV, which commenced operations in August 2010.  In January 2010, we entered into the Sunwest JV with affiliates of Blackstone and Columbia Pacific.  During the five months ended December 31, 2010, the Sunwest JV acquired 144 Properties previously operated by Sunwest, of which we currently manage 139 Properties for the Sunwest JV.  We entered into management agreements with the Sunwest JV to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  In June 2011, we acquired Blackstone’s ownership interest in 24 communities that we managed on behalf of the Blackstone JV, a previously unconsolidated joint venture in which Emeritus owned 19.0% and Blackstone 81.0%.

For details on significant transactions that affected the comparability of the financial statements included in this Quarterly Report on Form 10-Q, see Note 4, Acquisitions and Other Significant Transactions, in our Notes to Condensed Consolidated Financial Statements.

	Transaction Period	Unit Count	Transaction Type	D in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	D in Leased Count	D in Managed Count
Count as of December 31, 2009				163			103	36

2010 Activity
Cottonbloom Assisted Living	Jan 2010	45	Disposition	–	N/A	N/A	–	(1)
Emeritus at Westwind Gardens	Jan 2010	46	Third party	–	N/A	N/A	(1)	1
National Health Investors, Inc.	Jan 2010	336	Capital lease	–	N/A	N/A	8	–
Emeritus at Eastover	Feb 2010	88	Financing lease	–	N/A	N/A	1	–
Emeritus at Laurelwood	Jun 2010	115	Disposition	–	N/A	N/A	(1)	–
HCP, Inc.	Jun 2010	548	Operating leases	–	N/A	N/A	4	–
Peachtree Village Retirement	Jun 2010	61	Disposition	–	N/A	N/A	–	(1)
Rainbow Assisted Living	Jun 2010	106	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Aug 2010	168	Third party	–	N/A	N/A	–	2
Sunwest Management	Aug 2010	63	Third party (d)	–	N/A	N/A	–	2
Sunwest JV	Aug 2010	10,740	Joint venture	–	N/A	N/A	–	128
Emeritus at Marlton Crossing	Sep 2010	110	Financing lease	–	N/A	N/A	1	–
Sunwest JV	Sep 2010	470	Joint venture	–	N/A	N/A	–	8
Emeritus at Heritage House	Oct 2010	100	Financing lease	–	N/A	N/A	1	–
Emeritus at Westwind Gardens	Oct 2010	46	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Oct 2010	100	Disposition	–	N/A	N/A	–	(1)
Emeritus at Altamonte Springs	Nov 2010	118	Disposition	(1)	N/A	N/A	–	–
HCP, Inc.	Nov 2010	3,239	Capital leases	–	N/A	N/A	27	–
Emeritus at Mandarin	Nov 2010	147	Acquisition (c)	1	$10,500	$12,040	(1)	–
Emeritus at Clearwater	Dec 2010	173	Acquisition (c)	1	11,000	6,440	(1)	–
Emeritus at Chenal Heights	Dec 2010	80	Acquisition	1	11,200	9,520	–	–
Sunwest JV	Dec 2010	163	Joint venture	–	N/A	N/A	–	1
Count as of December 31, 2010				165			141	173

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

	Transaction Period	Unit Count	Transaction Type	D in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	D in Leased Count	D in Managed Count
2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (e)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Third party	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (e)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (f)	24	144,130	58,608	–	(24)
Count as of June 30, 2011				190			141	151

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements or expansions
	and dispositions.
(c)	Acquisition of communities previously operated under lease agreements.
(d)	We manage these communities for Sunwest Management. They are not included in the Sunwest JV.
(e)	Management of units previously operated by an unrelated third party.
(f)	Represents the purchase of Blackstone's 81% ownership interest in the joint venture. See Note 4, Acquisitions and Other Significant Transactions ̶
	2011 Blackstone JV Acquisition.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Statements of Operations as a Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in the dollar amounts from period to period.

					Period-to-Period Percentage Change (b)
	Percentage of Revenues				Three	Six
	Three Months Ended		Six Months Ended		Months Ended	Months Ended
	June 30,		June 30,		June 30,	June 30,
	2011	2010	2011	2010	2011-2010	2011-2010
Revenues	100.0%	100.0%	100.0%	100.0%	28.5%	28.3%

Expenses:
Community operations (a)	66.8	65.8	66.6	66.0	(30.4)	(29.4)
General and administrative	7.1	7.2	7.4	7.3	(27.0)	(31.1)
Transaction costs	0.6	0.1	1.4	0.1	N/M	N/M
Depreciation and amortization	9.6	8.6	9.5	8.7	(42.5)	(40.0)
Community leases	10.2	12.4	10.2	12.4	(5.0)	(5.9)
Total operating expenses	94.3	94.1	95.1	94.5	(28.6)	(29.2)
Operating income from continuing operations	5.7	5.9	4.9	5.5	27.0	12.8

Other income (expense):
Interest income	–	0.1	–	0.1	(6.1)	(3.7)
Interest expense	(12.4)	(11.4)	(12.2)	(11.5)	(39.6)	(36.8)
Change in fair value of interest rate swaps	0.2	–	0.1	–	N/M	N/M
Net equity earnings (losses) for unconsolidated joint
ventures	–	0.1	(0.1)	0.1	N/M	N/M
Acquisition gain	13.7	–	6.9	–	N/M	N/M
Other, net	0.1	–	0.4	0.1	N/M	N/M
Net other income (expense)	1.6	(11.2)	(4.9)	(11.2)	119.2	44.7

Income (loss) from continuing operations before income
taxes	7.3	(5.3)	–	(5.7)	277.1	101.5
Provision for income taxes	(0.1)	(0.1)	(0.1)	(0.1)	9.8	10.9
Income (loss) from continuing operations	7.2	(5.4)	(0.1)	(5.8)	270.5	99.3
Loss from discontinued operations	(0.1)	(0.4)	(0.1)	(0.2)	58.2	66.1
Net income (loss)	7.1	(5.8)	(0.2)	(6.0)	256.2	98.0
Net loss attributable to the noncontrolling interest	–	0.1	–	0.1	(55.3)	(47.7)
Net income (loss) attributable to Emeritus Corporation
common shareholders	7.1%	(5.7%)	(0.2%)	(5.9%)	259.5%	98.7%

(a)  Exclusive of depreciation and amortization and community lease expense shown separately.
(b) “N/M” indicates percentages that are not meaningful in the analysis.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Comparison of the Three Months Ended June 30, 2011 and 2010

Net Income (Loss) Attributable to Emeritus Corporation Common Shareholders

We reported net income attributable to Emeritus Corporation common shareholders of $22.2 million for the three months ended June 30, 2011, compared to a net loss attributable to Emeritus Corporation common shareholders of $13.9 million in the prior year period.  The current period results include a $42.1 million gain on the acquisition of the Blackstone JV Communities.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

Total operating revenues increased $68.1 million, or 28.5%, to $307.2 million from $239.1 million for the prior year period.  Total operating expenses increased $64.4 million to $289.6 million from $225.2 million, which caused operating income from continuing operations to increase by $3.8 million to $17.6 million in the current period.  The increase in operating income reflects an increase in community operating income (community revenues less community operating expenses) of $16.1 million, inclusive of acquisitions, from $80.3 million to $96.4 million and an increase in management fees of $4.1 million.  The community operating income increase was offset by increases in community lease expense of $1.5 million, general and administrative expense of $4.6 million, transaction costs of $1.5 million, and depreciation and amortization expense of $8.8 million, as discussed below.  Net other income (expense) increased by $31.9 million primarily due to the gain on the acquisition of the Blackstone JV Communities.  Net other income (expense) also includes interest expense, which increased by $10.8 million and losses from unconsolidated joint ventures, which increased by $363,000.

Total Operating Revenues:

	Three Months Ended June 30,
	2011	2010	$D	% D (a)
	(in thousands, except percentages)
Same Community Portfolio	$234,040	$231,450	$2,590	1.1%
Acquisitions, development and expansion	68,336	7,838	60,498	N/M
Unallocated community revenue	(654)	(1,501)	847	56.4%
Community revenue	301,722	237,787	63,935	26.9%
Management fees	5,485	1,344	4,141	N/M
Total operating revenues	$307,207	$239,131	$68,076	28.5%

Average monthly revenue per occupied unit	$4,057	$3,732	$325	8.7%
Average occupancy rate	86.0%	87.2%		(1.2) ppt (b)

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

The increase of $2.6 million in revenues from the Same Community Portfolio consisted of $3.4 million in improvements in the rates we charge our residents, partially offset by $788,000 due to a decrease in the occupancy rate.  As further described in the section Same Community Comparison below, our Same Community Portfolio consisted of the 267 communities that we have continuously operated since January 1, 2010.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2010, increased by $60.5 million due primarily to revenues resulting from a net increase of 54 communities in our Consolidated Portfolio since June 30, 2010.  The change in unallocated community revenue of $847,000 resulted primarily from a decrease in the deferral of resident move-in fees.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

As of June 30, 2011, we managed 140 communities for the Sunwest JV and 11 other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $4.5 million to management fee revenues in the three-month period ended June 30, 2011.  The Blackstone JV contributed $602,000 and $893,000 to management fee revenues in the three-month periods ended June 30, 2011 and 2010, respectively.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

Community Operating Expense:

	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Same Community Portfolio	$153,378	$148,381	$4,997	3.4%
Acquisitions, development, and expansion	48,765	6,198	42,567	N/M
Unallocated community expenses	3,215	2,873	342	11.9%
Community operations	$205,358	$157,452	$47,906	30.4%
As a percentage of total operating revenues	66.8%	65.8%		1.0 ppt

The increase of $5.0 million in community operating expenses from the Same Community Portfolio includes a $2.5 million increase in total labor and benefits, of which salaries and wages expense increased $1.7 million, or 2.5%, as compared to the same period in 2010. The increase in salaries and wages included increased hours to care for a greater number of residents living in our communities.  An increasing number of our residents have elected to share living accommodations, which increases our resident count without a corresponding increase in our occupied units.  On a per resident day basis, same community salaries and wages increased by 1.7%.  The increase in same community operating expense includes increases in payroll taxes, food, repairs and maintenance, utilities and bad debt expense.

We focus on overall expense efficiencies at our communities, while also ensuring that we provide the appropriate level of care.  For example, in the first half of 2011 we implemented an improved labor hours tracking system.

Community operating expense increased $42.6 million from the net increase of 54 communities since June 30, 2010.  The largest component of the increase was labor and benefits of $26.7 million.

Unallocated community expenses primarily represents workers’ compensation insurance and professional and general liability insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  On a consolidated basis, in the second quarter of 2011, we recorded a $1.9 million expense for professional and general self-insurance for prior years’ claims exposure while in the same period in 2010 we recorded expense of $829,000.  Additionally, we recorded an expense of $1.2 million in the second quarter of 2011 as compared to $1.0 million in the same period in 2010 for prior years’ workers’ compensation claims exposure based upon actuarial valuation reports.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

General and Administrative Expense:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
General and administrative	$21,721	$17,109	$4,612	27.0%
As a percentage of total operating revenues	7.1%	7.2%		(0.1) ppt

The increase in general and administrative expenses reflected our growth over the past year, including the acquisition of the Sunwest JV management contracts.  The increase was due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $4.5 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase was stock compensation expense, which increased by $872,000 to $2.4 million for the three months ended June 30, 2011 from $1.5 million for the three months ended June 30, 2010.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 5.2% for the three months ended June 30, 2011 from 6.4% for the same quarter for 2010, due to the increase in revenue base from the Sunwest JV management contracts and other acquisitions in excess of corresponding increases in administrative infrastructure expenses, as well as revenue increases from new acquisitions and same communities.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  We computed these percentages as follows:

	Three Months Ended June 30,
	2011		2010
	(in thousands, except percentages)
General and administrative expenses		$21,721		$17,109
Sources of revenue:
Owned and leased	$301,722		$237,787
Managed for third parties	119,214		27,790
Total revenue for all communities in our Operated Portfolio		$420,936		$265,577

General and administrative expenses as a percent of
all sources of revenue		5.2%		6.4%

Transaction Costs:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Transaction costs	$1,844	$309	$1,535	N/M
As a percentage of total operating revenues	0.6%	0.1%		0.5 ppt

Transaction costs represent professional and consulting fees incurred related to community purchases and other acquisition activity.  The current year period includes $1.2 million related to the acquisition of the Blackstone JV Communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Depreciation and Amortization Expense:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Depreciation and amortization	$29,438	$20,655	$8,783	42.5%
As a percentage of total operating revenues	9.6%	8.6%		1.0 ppt

The increase in depreciation and amortization expense was due primarily to the increase in the number of communities in our Consolidated Portfolio as well as depreciation and amortization on improvements to our existing communities.

Community Lease Expense:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Operating lease expense	$26,796	$24,063	$2,733	11.4%
Above/below market rent	1,966	2,173	(207)	(9.5%)
Deferred straight-line rent accruals	2,440	3,480	(1,040)	(29.9%)
Community leases	$31,202	$29,716	$1,486	5.0%
As a percentage of total operating revenues	10.2%	12.4%		(2.2) ppt

The increase in community lease expense reflected an increase in operating lease expense due to fixed and contingent rent escalators, which were offset in part by deferred straight-line rent accruals.  Additionally, we acquired four communities under operating leases in June 2010; this increase in lease expense was offset in part when we purchased the underlying real property of two leased communities in December 2010.  We leased 80 and 82 communities under operating leases as of June 30, 2011 and 2010, respectively.

Interest Income:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest income	$123	$131	$(8)	(6.1%)
As a percentage of total operating revenues	–	0.1%		(0.1) ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest expense	$37,975	$27,211	$10,764	39.6%
As a percentage of total operating revenues	12.4%	11.4%		1.0 ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

The increase in interest expense was due primarily to the November 2010 HCP27 capital leases as well as a net increase in debt obligations related to the increase in owned communities and two new communities accounted for as capital/financing leases subsequent to June 30, 2010.  This increase was offset by a decrease in interest resulting from the repayment of certain loans and capital leases.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Net equity earnings (losses) for unconsolidated joint ventures	$(61)	$302	$(363)	N/M
As a percentage of total operating revenues	–	0.1%		(0.1) ppt

The equity losses in the three months ended June 30, 2011 were comprised primarily of equity losses of $530,000 from the Sunwest JV and equity earnings of $489,000 from the Blackstone JV (through May 31, 2011).  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  The equity losses in the three months ended June 30, 2010 consisted primarily of equity earnings of $306,000 from the Blackstone JV.

Equity earnings and losses related to the Blackstone JV were impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $177,000 in the second quarter of 2011 and $175,000 in the 2010 period.  Excluding the changes in the fair value of the interest rate swap, the Blackstone JV would have had equity earnings of $312,000 and $131,000 for the three months ended June 30, 2011 and 2010, respectively.

The following table sets forth condensed combined statements of operations data primarily for the Sunwest JV and Blackstone JV (in thousands except per unit and percentages):

	Three Months Ended
	June 30,
	2011	2010
Total revenues	$107,802	$20,994
Community operating expense	80,435	16,046
Acquisition expenses	156	-
Operating income	8,683	3,398
Interest expense	16,356	2,696
Unrealized gain on interest rate swaps	932	920
Net income (loss)	(6,299)	1,640

Average monthly revenue per occupied unit	$3,393	$4,249
Average occupancy rate	81.8%	84.5%

In 2010, we invested in a new joint venture with an affiliate of the Wegman Companies, Inc. (“Wegman”), the purpose of which is to construct an 81-unit assisted living and memory care community (the “Deerfield JV”).  Emeritus and Wegman each own a 50% interest in the Deerfield JV, which will commence operations in the third quarter of 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Acquisition Gain

	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Acquisition gain	$42,110	$–	$42,110	N/M
As a percentage of total operating revenues	13.7%	–		13.7 ppt

The $42.1 million acquisition gain resulted from our remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition for further detail.

Other, net:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Other, net	$437	$(22)	$459	N/M
As a percentage of total operating revenues	0.1%	–		0.1 ppt

Other, net for the second quarter of 2011 consisted primarily of amortization of deferred gains of $284,000, and resident late fee finance charges of $136,000.

Other, net for the 2010 period consisted primarily of the amortization of deferred gains of $302,000 and resident late fee finance charges of $131,000, offset by a $320,000 impairment charge related to nonoperating assets and $151,000 in transaction costs.

Income Taxes:
	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Provision for income taxes	$(294)	$(326)	$32	9.8%
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions for 2011 and 2010 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Loss from discontinued operations	$(397)	$(949)	$552	58.2%
As a percentage of total operating revenues	(0.1%)	(0.4%)		0.3 ppt

Loss from discontinued operations for the three months ended June 30, 2011 represented the loss on the sale of two communities in May 2011.  In the prior year period, we recorded a $949,000 net loss on the sale of one community in June 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Comparison of the Six Months Ended June 30, 2011 and 2010

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus Corporation common shareholders of $364,000 in the six months ended June 30, 2011, compared to $28.1 million in the prior year period.  The current period results include a $42.1 million gain on the acquisition of the Blackstone JV Communities.  Operating income from continuing operations increased by $3.3 million to $29.7 million in the current period.  The increase in operating income reflects a $33.9 million increase in community operating income (community revenues less community operating expenses) from $158.2 million in 2010 to $192.1 million in 2011, inclusive of acquisitions, and an increase in management fees of $8.3 million.  The community operating income was offset by increases in general and administrative expenses of $10.7 million, depreciation and amortization of $16.4 million, and community lease expenses of $3.4 million as discussed below.  Net other income (expense) increased by $23.8 million primarily due to the gain on the acquisition of the Blackstone JV Communities.  Net other income (expense) also includes interest expense, which increased by $20.0 million, and losses from unconsolidated joint ventures, which increased by $886,000, and an increase in gain on sale of investments of $1.6 million.

Total Operating Revenues:

	Six Months Ended June 30,
	2011	2010	$D	% D (a)
	(in thousands, except percentages)
Same Community Portfolio	$468,754	$460,784	$7,970	1.7%
Acquisitions, development and expansion	128,829	12,389	116,440	N/M
Unallocated community revenue	(1,141)	(2,513)	1,372	54.6%
Community revenue	596,442	470,660	125,782	26.7%
Management fees	10,946	2,675	8,271	N/M
Total operating revenues	$607,388	$473,335	$134,053	28.3%

Average monthly revenue per occupied unit	$4,058	$3,712	$346	9.3%
Average occupancy rate	86.0%	87.1%		(1.1) ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

The increase of $8.0 million from the 267 Same Community Portfolio consisted of $8.3 million in improvement in the rates we charge our residents, partially offset by a decrease in occupancy rates.  As further described in the section Same Community Comparison below, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2010.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2010, increased by $116.4 million due primarily to revenues resulting from a net increase of 54 communities in our Consolidated Portfolio since June 30, 2010.  The change in unallocated community revenue of $1.4 million primarily resulted from a decrease in the deferral of resident move-in fees.

The Sunwest JV, which commenced operations in August 2010, contributed $8.6 million to management fee revenues in the six-month period ended June 30, 2011.  The Blackstone JV contributed $1.5 million and $1.8 million to management fee revenues in the six months ended June 30, 2011 and 2010, respectively.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired Blackstone’s equity interest in the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Community Operating Expense:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Same Community Portfolio	$308,650	$298,634	$10,016	3.4%
Acquisitions, development and expansion	92,204	10,113	82,091	N/M
Unallocated community expenses	3,535	3,727	(192)	(5.2%)
Community operations	$404,389	$312,474	$91,915	29.4%
As a percentage of total operating revenues	66.6%	66.0%		0.6 ppt

The increase of $10.0 million from the Same Community Portfolio includes a $6.2 million increase in total labor and benefits, of which salaries and wages expense increased $4.8 million, or 3.5% as compared to the same period in 2010.  The increase in salaries and wages included increased hours to care for a greater number of residents living in our communities.  An increasing number of our residents have elected to share living accommodations, which increases our resident count without a corresponding increase in our occupied units.  On a per resident day basis, same community salaries and wages increased by 2.4%.  The increase in same community operating expense includes increases in payroll taxes, food, repairs and maintenance, utilities, and bad debt expense, partially offset by a decrease in health insurance expense due to changes we made to our plan in April 2010.

We focus on overall expense efficiencies at our communities, while also ensuring that we provide the appropriate level of care.  For example, in the first half of 2011 we implemented an improved labor hours tracking system.

Community operating expense increased $82.1 million from the acquisition of 54 communities since June 30, 2010.  The largest contributor was an increase in total labor and benefits of $51.7 million.

Unallocated community expenses consist primarily of self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  On a consolidated basis, in the first six months of 2011, we recorded a $1.9 million expense for professional and general self-insurance for prior years’ claims exposure while in the same period in 2010 we recorded a $1.1 million expense.  Additionally, we recorded an expense of $1.2 million in the first six months of 2011 as compared to $1.4 million in the same period in 2010 for prior years’ workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
General and administrative	$44,934	$34,271	$10,663	31.1%
As a percentage of total operating revenues	7.4%	7.3%		0.1 ppt

The increase in general and administrative expenses reflects the Company’s growth over the past year, including the Sunwest JV management contracts.  The increase is due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $9.9 million, resulting from increases in both the number of personnel and in average salaries.  Included in this increase is stock compensation expense, which increased by $1.8 million to $4.7 million for the six months ended June 30, 2011 from $2.9 million for the six months ended June 30, 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 5.4% for the six months ended June 30, 2011 from 6.5% for the six months ended June 30, 2010, due to the increase in revenue base from the Sunwest JV management contracts in excess of corresponding increases in administrative infrastructure expenses.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  We compute these percentages as follows:

	Six Months Ended June 30,
	2011		2010
	(in thousands, except percentages)
General and administrative expenses		$44,934		$34,271
Sources of revenue:
Owned and leased	$596,442		$470,660
Managed for third parties	232,643		55,443
Total revenue for all communities in our Operated Portfolio		$829,085		$526,103

General and administrative expenses as a percent of
all sources of revenue		5.4%		6.5%

Transaction Costs:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Transaction costs	$8,593	$351	$8,242	N/M
As a percentage of total operating revenues	1.4%	0.1%		1.3 ppt

Transaction costs in the current period included $6.2 million for our purchase of rights related to six of 18 communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement) and $1.2 million related to the acquisition of the Blackstone JV Communities.  The remaining costs in both periods primarily represented professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Depreciation and amortization	$57,525	$41,101	$16,424	40.0%
As a percentage of total operating revenues	9.5%	8.7%		0.8 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $16.3 million and an increase in amortization expense of $164,000.  The increased depreciation expense is due to the increase in the number of communities in our consolidated portfolio as well as depreciation and amortization on improvements to our existing communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Community Lease Expense:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Operating lease expense	$53,333	$47,336	$5,997	12.7%
Above/below market rent	3,933	4,347	(414)	(9.5%)
Deferred straight-line rent accruals	4,932	7,071	(2,139)	(30.3%)
Community leases	$62,198	$58,754	$3,444	5.9%
As a percentage of total operating revenues	10.2%	12.4%		(2.2) ppt

The increase in community lease expense reflected an increase in operating lease expense due to fixed and contingent rent escalators, which were offset in part by deferred straight-line rent accruals.  Additionally, we acquired four communities under operating leases in June 2010; this increase in lease expense was offset in part when we purchased the underlying real property of two leased communities in December 2010.  We leased 80 and 82 communities under operating leases as of June 30, 2011 and 2010, respectively.

Interest Income:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest income	$234	$243	$(9)	(3.7%)
As a percentage of total operating revenues	–	0.1%		(0.1) ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest expense	$74,239	$54,252	$19,987	36.8%
As a percentage of total operating revenues	12.2%	11.5%		0.7 ppt

The increase in interest expense is due primarily to 29 new communities accounted for as capital/financing leases since June 30, 2010.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Net equity earnings (losses) for unconsolidated joint ventures	$(435)	$451	$(886)	(196.5%)
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

The equity losses in the six months ended June 30, 2011 are comprised primarily of equity losses of $1.4 million from the Sunwest JV and equity earnings of $921,000 from the Blackstone JV (through May 31, 2011).  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  The equity earnings in the six months ended June 30, 2010 consist primarily of equity earnings of $476,000 from the Blackstone JV.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which is recorded in the Blackstone JV’s earnings.  Changes in the fair value of this swap resulted in equity earnings of $425,000 in the first six months of 2011 and $197,000 in the 2010 period.  Excluding the changes in the fair value of the interest rate swap, equity earnings from the Blackstone JV would have been $496,000 and $279,000 for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth condensed combined statements of operations data primarily for the Sunwest JV and Blackstone JV (in thousands except per unit and percentages):

	Six Months Ended
	June 30,
	2011	2010
Total revenues	$217,896	$41,686
Community operating expense	165,642	31,972
Acquisition expenses	209	-
Operating income	14,673	6,615
Interest expense	34,146	5,406
Unrealized gain on interest rate swaps	2,236	1,035
Net income (loss)	(16,744)	2,284

Average monthly revenue per occupied unit	$3,380	$4,271
Average occupancy rate	81.1%	83.5%

Acquisition Gain

	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Acquisition gain	$42,110	$–	$42,110	N/M
As a percentage of total operating revenues	6.9%	–		6.9 ppt

The $42.1 million acquisition gain resulted from our remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition for further detail.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Other, net:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Other, net	$2,462	$456	$2,006	N/M
As a percentage of total operating revenues	0.4%	0.1%		0.3 ppt

Other, net for the first six months of 2011 consists primarily of the gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $572,000, and resident late fee finance charges of $273,000.

Other, net for the 2010 six-month period consists primarily of the amortization of deferred gains of $607,000 and resident late fee finance charges of $270,000, offset by a $320,000 impairment charge related to non-operating assets and $161,000 in transaction costs.

Income Taxes:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Provision for income taxes	$(575)	$(645)	$70	10.9%
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions in 2011 and 2010 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Six Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Loss from discontinued operations	$(397)	$(1,170)	$773	66.1%
As a percentage of total operating revenues	(0.1%)	(0.2%)		0.1 ppt

Loss on discontinued operations for the current year period represents the loss on the sale of two communities in May 2011.  In the first six months of 2010, we recorded a $949,000 net loss on the sale of one community sold in June 2010 and a $221,000 net loss on one community sold in January 2010.

Same Community Portfolio Analysis

Of the 331 communities included in our Consolidated Portfolio as of June 30, 2011, we include 267 communities in our Same Community Portfolio.  For purposes of comparing the three months ended June 30, 2011 and 2010, we define same communities as those communities that we have continuously operated since January 1, 2010, and did not include properties where we opened new expansion projects during the comparable periods, communities in which we substantially changed the service category we offered, or communities we accounted for as discontinued operations.  In addition, the analysis below excludes general and administrative expenses, unallocated community revenues and expenses, and lease accounting adjustments.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

The following table shows a comparison of our Same Community Portfolio for the second quarter of 2011 and 2010, respectively:

	Three Months Ended June 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Revenue	$234,040	$231,450	$2,590	1.1%
Community operating expense (a)	(153,378)	(148,381)	(4,997)	(3.4)
Community operating income	80,662	83,069	(2,407)	(2.9)
Depreciation and amortization	(15,409)	(15,181)	(228)	(1.5)
Community leases expense	(30,880)	(29,491)	(1,389)	(4.7)
Operating income	34,373	38,397	(4,024)	(10.5)
Interest expense, net	(20,737)	(20,809)	72	0.3
Operating income after interest expense	$13,636	$17,588	$(3,952)	(22.5)%

(a) exclusive of depreciation and amortization and community lease expense shown separately

Revenues from our Same Community Portfolio represented 77.6% of our total community revenue for the second quarter of 2011.

	Three Months Ended June 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,806	$3,751	$55	1.5%

Average occupancy rate	87.4%	87.6%		(0.2) ppt

Of the $2.6 million increase in same community revenues, $3.4 million was due to improvements in average revenue per occupied unit partially offset by $788,000 due to a decrease in our occupancy rate.

The increase of $5.0 million in community operating expense from the Same Community Portfolio includes a $2.5 million increase in total labor and benefits, of which salaries and wages expense increased $1.7 million, or 2.5% as compared to the same period for 2010.  On a per resident day basis, same community salaries and wages increased by 1.7%.  The increase in same community operating expense includes increases in payroll taxes, food, repairs and maintenance, utilities, and bad debt expenses.

Property-related expenses (depreciation and amortization, community lease expense, and interest expense, net of interest income) for our same communities increased by approximately $1.5 million, primarily as a result of increased community lease expense related to annual rent escalators contained in our lease agreements.

Operating income after interest expense for our same communities decreased by $4.0 million to $13.6 million in the current quarter from $17.6 million in the prior year quarter as a result of the items discussed above.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

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

As of June 30, 2011, we had cash and equivalents on hand of $36.7 million compared to $110.1 million at December 31, 2010.  The decrease is due primarily to expenditures for acquisitions of communities and property and equipment.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $210.2 million and $17.7 million as of June 30, 2011 and December 31, 2010, respectively.  The deficit increased primarily due to regularly scheduled maturities of long-term debt as well as investing cash for community acquisitions and property and equipment.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of June 30, 2011 included an $18.1 million deferred tax asset and, as part of current liabilities, $39.4 million of deferred revenue and unearned rental income.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $147.0 million in scheduled balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of June 30, 2011.  Current portion of long-term debt includes the $147.0 million of balloon payments as well as scheduled monthly principal payments totaling $30.3 million and $28.0 million related to debt covenant violations, as described below.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  We believe the Company will be able to generate sufficient cash flows to support its operating activities and capital expenditure requirements for at least the next 12 months.  In connection with Emeritus’ guaranty of a master lease covering 11 communities, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months, and we are currently in negotiations with certain of our lenders.

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010

Cash provided by operating activities	$17,470	$37,923
Cash used in investing activities	(142,804)	(15,370)
Cash provided by (used in) financing activities	51,889	(17,711)
Net increase (decrease) in cash and cash equivalents	(73,445)	4,842
Cash and cash equivalents at the beginning of the period	110,124	46,070
Cash and cash equivalents at the end of the period	$36,679	$50,912

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

In the first six months of 2011 and in each of the previous years since 2001, we reported positive net cash from operating activities in our Consolidated Statements of Cash Flows.  The decrease from 2010 to 2011 indicated above is due primarily to the fluctuations in the levels of current assets and liabilities due to the timing of cash receipts and payments.  However, net cash provided by operating activities in the first six months of 2011 included $6.2 million in contract buyout costs treated as transaction expenses.  In addition, our net trade accounts receivable increased by $14.7 million from December 31, 2010 to June 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement and —2010 HCP27 Lease).  These delays are customary when there is a change in providers and we expect to begin receiving payments for the past-due amounts in the third quarter of 2011.

We used cash in investing activities during the first six months of 2011 primarily for the acquisition of the Blackstone JV Communities, which amounted to $97.2 million (net of $4.2 million of cash acquired and including $58.6 million from additional borrowings), the purchase of four other communities, which amounted to $42.4 million, and capital expenditures of $14.4 million, partially offset by proceeds from the sale of investment securities of $10.6 million.  In the prior year period, we paid $10.1 million for capital expenditures and $4.5 million for other assets.

We received aggregate net cash distributions from our joint ventures, primarily from the Blackstone JV, of $1.4 million and $869,000 for the 2011 and 2010 periods, respectively.

We borrowed $90.5 million during the current period to purchase communities, of which $58.6 million was related to the Blackstone JV acquisition, and $17.9 million to refinance existing debt.  We used cash in financing activities in the current period primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, we paid $4.1 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture (see Note 4). In the prior year period, cash used in financing activities was primarily for principal payments on debt and capital leases.

As of June 30, 2011, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $220.7 million.  In addition, during the first six months of 2011, we refinanced or extended approximately $28.6 million of long-term debt obligations and repaid $3.2 million of debt due to affiliates of Mr. Baty.

Payment Commitments

The following table summarizes the Company’s contractual obligations as of June 30, 2011 (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,606,085	$205,331	$110,365	$339,714	$950,675
Capital and financing leases including current portion	640,683	15,369	46,176	74,629	504,509
Operating leases	1,002,674	107,558	223,728	229,794	441,594
Liability related to unrecognized tax benefits (b)	629	–	–	–	–
	$3,250,071	$328,258	$380,269	$644,137	$1,896,778

(a)  Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.
(b)  We have recognized total liabilities related to unrecognized tax benefits of $629,000 as of June 30, 2011.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

The following table summarizes interest on the Company’s contractual obligations as of June 30, 2011 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$532,923	$98,959	$169,592	$148,285	$116,087
Capital and financing lease obligations	472,325	48,814	100,951	93,395	229,165
	$1,005,248	$147,773	$270,543	$241,680	$345,252

The amounts above reflect the refinancing in July 2011 of $43.6 million of mortgage loans, whereby the maturity dates were extended to November 2012.

The amounts above do not include our guarantees of the mortgage debt payable to a bank by one of our joint ventures with Wegman (the “Stow JV”) and a construction loan payable to a bank by the Deerfield JV.  Emeritus has a 50% ownership interest in each of these joint ventures and we account for them as unconsolidated equity method investments.  As of June 30, 2011, the Stow JV loan balance was $8.0 million with variable rate interest at LIBOR (floor of 2.5%) plus 3.5%, and the Deerfield JV loan balance was $4.8 million with variable rate interest at LIBOR (floor of 1.0%) plus 4.5%.  Emeritus and Wegman have each provided to the lenders an unconditional guarantee of payment of each of these loans.  In the event that we would be required to repay either of these loans, we would be entitled to recoup 50% of such payment from Wegman.  Additionally, the amounts above do not include new debt incurred to finance the purchase of three communities in July 2011.  See Note 13, Subsequent Events.

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

As of June 30, 2011, the Company has approximately $1.6 billion outstanding of mortgage debt and notes payable comprised of the following:

·
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.0 billion, or approximately 63.2% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

·
Mortgage debt financed primarily through traditional financial lending institutions of approximately $476.7 million, or approximately 29.7% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company’s guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

·
Mezzanine debt financing in the amount of $114.3 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 7.1% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company’s guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of June 30, 2011, we operated 141 communities under long-term lease arrangements, of which 116 were leased from publicly traded REITs.  Of the 141 leased properties, 48 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  As of June 30, 2011, the Company was in violation of financial covenants in two debt agreements with an aggregate outstanding principal balance of $18.5 million.  We have obtained waivers from the lender through June 30, 2011 and, as such, the Company was in compliance as of June 30, 2011.  These loans are cross-collateralized and cross-defaulted with one other loan with the same lender, and therefore we have classified a total of $28.0 million as current in the Condensed Consolidated Balance Sheet at June 30, 2011.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

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

Goodwill Impairment

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.  We conducted our annual goodwill impairment test as of October 31, 2010 and concluded that no impairment charge was required.  As of June 30, 2011, the Company’s market capitalization was substantially in excess of its carrying value, indicating that an impairment of goodwill is not evident.  We also noted that there were no facts or circumstances during the first two quarters of 2011 that indicated that our carrying value exceeded the estimated fair value of the Company.

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

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of June 30, 2011, we operated 141 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.

We are self-insured for professional liability risk with respect to 243 of the 331 communities in our Consolidated Portfolio.  The other 88 communities are insured with conventional indemnity policies. The liability for self-insured incurred but not yet reported claims was $12.7 million and $10.8 million at June 30, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at June 30, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.3 million.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured incurred but not yet reported claims was $22.7 million and $17.5 million at June 30, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at June 30, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $2.3 million.

For health insurance, we self-insure each covered member up to $200,000 per year, above which a catastrophic insurance policy covers any additional costs for certain participants.  The liability for self-insured incurred but not yet reported claims is included in “Accrued employee compensation and benefits” in the Condensed Consolidated Balance Sheets and was $6.9 million and $7.8 million at June 30, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at June 30, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $693,000.

Liabilities associated with the risks that are retained by Emeritus are not discounted and we estimate them, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  For professional and workers’ compensation claims, we engage third-party actuaries to assist us in estimating the related liabilities.  In doing so, we record liabilities for estimated losses for both known claims and incurred but not reported claims.  These estimates are based on historical paid and incurred losses and ultimate losses using several actuarial methods.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  Changes in self-insurance reserves are recorded as an increase or decrease to expense in the period that the determination is made.  We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties, based on their proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our income from operations for our Consolidated Portfolio would be less sensitive than the differences indicated above.

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  Based on our current assessment, although there are additional expenses that will be incurred in 2011, we do not expect that the ACA will result in a material increase in our operating expenses in 2011.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income during the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of June 30, 2011, we have established a valuation allowance such that our net deferred tax asset is zero.

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

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 12.8% of revenues for the six months ended June 30, 2011.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

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

Adjusted EBITDA/EBITDAR are not alternatives to net income (loss), loss from continuing operations, or cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net income (loss) to Adjusted EBITDA/EBITDAR presented below, along with our Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA/EBITDAR for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$22,096	$(14,143)	$(582)	$(28,545)
Depreciation and amortization	29,438	20,655	57,525	41,101
Interest income	(123)	(131)	(234)	(243)
Interest expense	37,975	27,211	74,239	54,252
Net equity losses (earnings) for unconsolidated
joint ventures	61	(302)	435	(451)
Provision for income taxes	294	326	575	645
Loss from discontinued operations	397	949	397	1,170
Amortization of above/below market rents	1,966	2,173	3,933	4,347
Amortization of deferred gains	(284)	(302)	(572)	(607)
Stock-based compensation	2,366	1,495	4,709	2,931
Change in fair value of interest rate swaps	(509)	(42)	(509)	12
Deferred revenue	654	1,496	1,140	2,505
Deferred straight-line rent	2,440	3,480	4,932	7,071
Contract buyout costs	–	–	6,256	–
Impairment of long-lived assets	–	320	–	320
Gain on sale of investments	–	–	(1,569)	–
Acquisition gain	(42,110)	–	(42,110)	–
Acquisition, development, and financing expenses	1,957	459	2,470	512
Actuarial self-insurance reserve adjustments	3,141	1,864	3,173	2,461
Adjusted EBITDA	59,759	45,508	114,208	87,481
Community lease expense, net	26,796	24,063	53,333	47,336
Adjusted EBITDAR	$86,555	$69,571	$167,541	$134,817

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Adjusted EBITDAR	$86,555	$69,571	$167,541	$134,817
Interest income	123	131	234	243
Interest expense	(37,975)	(27,211)	(74,239)	(54,252)
Provision for income taxes	(294)	(326)	(575)	(645)
Amortization of loan fees	740	760	1,474	1,512
Allowance for doubtful receivables	2,473	1,073	4,507	2,135
Changes in operating assets and liabilities, net	(4,025)	2,954	(19,793)	4,458
Contract buyout costs	–	–	(6,256)	–
Acquisition, development, and financing expenses	(1,957)	(459)	(2,470)	(512)
Actuarial self-insurance reserve adjustments	(3,141)	(1,864)	(3,173)	(2,461)
Operating lease expense	(26,796)	(24,063)	(53,333)	(47,336)
Discontinued operations cash component	(13)	–	(13)	10
Other	2,046	(20)	3,566	(46)
Net cash provided by operating activities	$17,736	$20,546	$17,470	$37,923

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

·	Changes in operating assets and liabilities, net,
·	Repayment of capital lease and financing obligations,
·	Recurring capital expenditures,
·	Distributions from unconsolidated joint ventures, net, and
·	Certain transaction expenses.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2011 and 2010

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

The following table shows the reconciliation of net cash provided by (used in) operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$17,736	$20,546	$17,470	$37,923
Changes in operating assets and liabilities, net	4,025	(2,954)	19,793	(4,458)
Contract buyout costs (Note 4)	–	–	6,256	–
Repayment of capital lease and financing obligations	(3,503)	(2,980)	(6,898)	(5,854)
Recurring capital expenditures	(4,310)	(3,055)	(8,632)	(5,847)
Distributions from unconsolidated joint ventures, net	801	490	1,351	869
Cash From Facility Operations	$14,749	$12,047	$29,340	$22,633

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  As of June 30, 2011, we had approximately $382.9 million of variable rate borrowings based on LIBOR.  Of the total variable rate debt of $382.9 million, $41.0 million varies with LIBOR with no LIBOR floors or ceilings.  For every 1% change in LIBOR on this $41.0 million in variable rate debt, annual interest expense will either increase or decrease by $410,000.  As of June 30, 2011, the weighted average variable rate is 3.41% in excess of LIBOR on $41.0 million of the variable rate debt; the monthly and 90-day LIBOR was 0.1856% and 0.2458%, respectively.  In addition, we have variable rate debt of $341.9 million that has LIBOR floors at a weighted average floor of 1.42% and a weighted average spread of 4.06%, for a total weighted average rate of 5.48%.  The LIBOR floors effectively make this debt fixed rate debt as long as LIBOR is less than the 1.42% weighted average floor.  Increases or decreases to LIBOR do not change interest expense on this variable rate debt until LIBOR rises above the floor, and conversely, interest expense does not decrease when LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2011.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2011.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

(b)  Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through June 30, 2011.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the second quarter of 2011, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to risk factors during the second quarter of 2011 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 5, 2011	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number
10.63	Documents Relating to the Joint Venture with Blackstone Group
	10.63.05	Purchase and Sale Agreement dated May 4, 2011 between Emeritus Corporation and BREA 806 LLC.	(1)
	10.63.06	Second Amended and Restated Credit Agreement in the amount of $220.0 million dated as of	(2)
		June 1, 2011 among BREA Emeritus LLC and each of its subsidiaries, collectively as borrowers,
		various financial institutions named therein, collectively as lenders, and General Electric Capital
		Corporation as agent.
	10.63.07	Amended and Restated Note dated June 1, 2011 by and among BREA Emeritus LLC and each of its	(2)
		subsidiaries and General Electric Capital Corporation in the amount of $220.0 million.
10.68	Documents Relating to the Purchase of the Emeritus at Baywood Community in 2011
	10.68.03	Amended, Restated and Consolidated Credit Agreement, dated as of January 31, 2011, among	(2)
		Emerimesa, LLC, ESC-Arbor Place, LLC, HC3 Ft. Myers LLC, HC3 Orlando LLC, HC3 Sunrise LLC,
		and General Electric Capital Corporation.
	10.68.04	Promissory Note dated January 31, 2011 by and between Emerimesa, LLC, ESC-Arbor Place, LLC,	(2)
		HC3 Ft. Myers LLC, HC3 Orlando LLC, HC3 Sunrise LLC, and General Electric Capital Corporation
		in the amount of $31.8 million.
10.85	Documents Relating to the Purchase of the Emeritus at Mandeville Community in 2011
	10.85.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of	(2)
		March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate Capital Markets, Inc.
	10.85.02	Multifamily Note dated March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate	(2)
		Capital Markets, Inc. in the amount of $7.8 million.
31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(2)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated August 5, 2011.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(2)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 5, 2011.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(2)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated August 5, 2011.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(2)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 5, 2011.

Footnotes:
(1)	Filed as the indicated Exhibit to Form 8-K filed on June 6, 2011 and incorporated herein by reference.
(2)	Filed herewith.