Form 10-Q
period 2011-09-01
EMERITUS CORP\WA\
filed 2011-11-04
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2011

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

As of October 28, 2011, 44,369,707 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (In thousands, except share data)

ASSETS

	September 30,	December 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$60,753	$110,124
Short-term investments	3,296	2,874
Trade accounts receivable, net of allowance of $2,419 and $1,497	29,196	23,055
Other receivables	11,292	7,215
Tax, insurance, and maintenance escrows	22,806	22,271
Prepaid insurance expense	30,370	28,852
Deferred tax asset	19,121	15,841
Other prepaid expenses and current assets	6,789	6,417
Property held for sale	26,082	-
Total current assets	209,705	216,649
Investments in unconsolidated joint ventures	16,579	19,394
Property and equipment, net of accumulated depreciation of $379,272 and $304,495	2,374,827	2,163,556
Restricted deposits	16,725	14,165
Goodwill	118,872	75,820
Other intangible assets, net of accumulated amortization of $44,644 and $36,109	104,931	100,239
Other assets, net	23,066	23,969
Total assets	$2,864,705	$2,613,792

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$127,152	$73,197
Current portion of capital lease and financing obligations	15,911	14,262
Trade accounts payable	6,974	7,840
Accrued employee compensation and benefits	66,294	53,663
Accrued interest	9,342	7,969
Accrued real estate taxes	17,039	12,306
Accrued professional and general liability	20,608	10,810
Other accrued expenses	18,939	18,759
Deferred revenue	15,988	13,757
Unearned rental income	24,934	21,814
Total current liabilities	323,181	234,377
Long-term debt obligations, less current portion	1,503,805	1,305,757
Capital lease and financing obligations, less current portion	622,993	629,797
Deferred gain on sale of communities	5,063	5,914
Deferred straight-line rent	58,213	50,142
Other long-term liabilities	41,101	36,299
Total liabilities	2,554,356	2,262,286
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 44,360,382 and 44,193,818 shares	4	4
Additional paid-in capital	820,906	814,209
Accumulated other comprehensive income	–	1,472
Accumulated deficit	(515,312)	(471,340)
Total Emeritus Corporation shareholders' equity	305,598	344,345
Noncontrolling interest-related party	4,751	7,161
Total shareholders' equity	310,349	351,506
Total liabilities, shareholders' equity, and noncontrolling interest	$2,864,705	$2,613,792

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Community revenue	$318,237	$246,030	$914,679	$716,690
Management fees	5,000	3,934	15,946	6,609
Total operating revenues	323,237	249,964	930,625	723,299

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	223,423	164,343	627,812	476,817
General and administrative	21,671	18,423	66,605	52,694
Transaction costs	492	547	9,085	898
Depreciation and amortization	32,540	20,244	90,065	61,345
Community leases	31,014	31,988	93,212	90,742
Total operating expenses	309,140	235,545	886,779	682,496
Operating income from continuing operations	14,097	14,419	43,846	40,803

Other income (expense):
Interest income	121	123	355	366
Interest expense	(41,605)	(27,101)	(115,844)	(81,353)
Change in fair value of interest rate swaps	1,527	(170)	2,036	(182)
Net equity losses for unconsolidated joint ventures	(817)	(770)	(1,252)	(319)
Acquisition gain	–	–	42,110	–
Other, net	312	480	2,774	936
Net other expense	(40,462)	(27,438)	(69,821)	(80,552)

Loss from continuing operations before income taxes	(26,365)	(13,019)	(25,975)	(39,749)
Provision for income taxes	(82)	(326)	(657)	(971)
Loss from continuing operations	(26,447)	(13,345)	(26,632)	(40,720)
Loss from discontinued operations	(17,258)	(559)	(17,655)	(1,729)
Net loss	(43,705)	(13,904)	(44,287)	(42,449)
Net loss attributable to the noncontrolling interest	97	229	315	646
Net loss attributable to Emeritus Corporation
common shareholders	$(43,608)	$(13,675)	$(43,972)	$(41,803)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.59)	$(0.34)	$(0.59)	$(1.02)
Discontinued operations	(0.39)	(0.01)	(0.40)	(0.04)
	$(0.98)	$(0.35)	$(0.99)	$(1.06)

Weighted average common shares outstanding	44,316	39,477	44,270	39,353

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(44,287)	$(42,449)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	90,065	61,345
Amortization of above/below market rents	5,778	6,531
Amortization of deferred gains	(851)	(904)
Acquisition gain	(42,110)	–
Net loss on sale of assets	119	1,179
Impairment of long-lived assets	17,497	721
Gain on sale of investments	(1,569)	–
Amortization of loan fees	2,280	2,251
Allowance for doubtful receivables	5,839	3,614
Equity investment losses	1,252	319
Stock-based compensation	6,882	4,477
Change in fair value of interest rate swaps	(2,036)	182
Deferred straight-line rent	7,129	11,231
Deferred revenue	2,285	3,456
Other	5,248	(71)
Change in other operating assets and liabilities	10,232	8,617
Net cash provided by operating activities	63,753	60,499

Cash flows from investing activities:
Acquisition of property and equipment	(23,114)	(15,427)
Community acquisitions, net of cash acquired	(180,229)	–
Deposits	522	–
Proceeds from the sale of assets	16,339	2,733
Lease and contract acquisition costs	(309)	(739)
Advances (to) from affiliates and other managed communities, net	(1,697)	850
Distributions from (contributions to) unconsolidated joint ventures, net	2,680	(19,295)
Net cash used in investing activities	(185,808)	(31,878)

Cash flows from financing activities:
Sale of stock, net	1,756	1,402
(Distribution to) contribution from noncontrolling interest	(4,073)	414
(Increase) decrease in restricted deposits	(2,432)	297
Debt issuance and other financing costs	(4,419)	(1,978)
Proceeds from long-term borrowings and financings	168,300	–
Repayment of long-term borrowings and financings	(75,992)	(23,209)
Repayment of capital lease and financing obligations	(10,456)	(8,864)
Net cash provided by (used in) financing activities	72,684	(31,938)

Net decrease in cash and cash equivalents	(49,371)	(3,317)
Cash and cash equivalents at the beginning of the period	110,124	46,070
Cash and cash equivalents at the end of the period	$60,753	$42,753

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$107,861	$79,360
Cash paid during the period for income taxes	1,144	1,022
Cash received during the period for income tax refunds	44	1,809
Non-cash financing and investing activities:
Capital lease and financing obligations	391	37,709
Unrealized gain on investment in marketable equity securities	97	123
Debt refinanced	24,429	–
Purchase and sale-leaseback transaction:
Increase in property and equipment	–	22,070
Increase in intangible assets	–	1,530
Financing lease obligation	–	(23,600)
Adjustments related to purchase and sale of leased property:
Decrease in capital lease assets	–	(2,756)
Decrease in capital lease obligations	–	2,648
Receivable from exercise of stock options	37	–

Blackstone JV acquisition:
Fair value of assets acquired	$317,323	–
Fair value of liabilities assumed	(173,193)	–
Cash paid	(101,421)	–
Carrying value of Emeritus investment	(599)	–
Acquisition gain	$42,110	$–

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(unaudited)
(In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2010	44,193,818	$4	$814,209	$1,472	$(471,340)	$7,161	$351,506
Issuances of shares under Employee Stock Purchase Plan	40,590	–	617	–	–	–	617
Options exercised	125,974	–	1,246	–	–	–	1,246
Stock option compensation expense	–	–	6,882	–	–	–	6,882
Contract buyout costs (Note 4)	–	–	(1,978)	–	–	(2,095)	(4,073)
Stock issuance cost	–	–	(70)	–	–	–	(70)
Components of comprehensive loss:
Net loss	–	–	–	–	(43,972)	(315)	(44,287)
Realized gain on sale of investment securities	–	–	–	(1,569)	–	–	(1,569)
Unrealized gain on available-for-sale investment securities	–	–	–	97	–	–	97
Comprehensive loss	–	–	–	–	–	–	(45,759)
Balances as of September 30, 2011	44,360,382	$4	$820,906	$-	$(515,312)	$4,751	$310,349

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2011 and 2010

Note 1.	Description of Business

Unless the context otherwise requires, the terms the “Company,” “we,” “us,” “our,” or similar terms and “Emeritus” refer to Emeritus Corporation, together with its consolidated subsidiaries.

Emeritus Corporation is an assisted living, Alzheimer’s and dementia care service provider that operates residential style communities located throughout the United States.  Through these communities, we provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of September 30, 2011, we owned 192 communities and leased 141 communities.  These 333 communities comprise the communities included in the Condensed Consolidated Financial Statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of September 30, 2011, we managed 152 communities, of which 141 are owned by joint ventures in which we have a financial interest.  The majority of our management agreements provide for fees of 5.0% of gross collected revenues.

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

We believe that certain critical accounting policies are most significant to the judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.  We record revisions to such estimates in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of September 30, 2011 and for all periods presented.  Except as otherwise disclosed in these Notes to Condensed Consolidated Financial Statements, such adjustments are of a normal, recurring nature.  The Company’s results of operations for the period ended September 30, 2011 are not necessarily indicative of the results of operations that it may achieve for the full year ending December 31, 2011.  We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2010 audited Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

Recent Accounting Pronouncements Not Yet Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  This revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a “qualitative” assessment to determine whether a further impairment test is necessary.  ASU 2011-08 is effective for Emeritus in January 2012; however, we plan to early adopt the revised standard in connection with our annual goodwill impairment testing date on October 31, 2011.   We do not expect that ASU 2011-08 will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  We can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements.  The statement(s) would need to be presented with equal prominence as the other primary financial statements and prior period statement(s) will be required to be recast to conform to the new presentation.  On October 21, 2011, the FASB decided to propose a deferral of the new requirement to present reclassifications of other comprehensive income on the face of the income statement.  Companies would still be required to adopt the other requirements contained in ASU 2011-05 for the presentation of comprehensive income.  ASU 2011-05 is effective for Emeritus beginning with our financial statements for the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between generally accepted accounting principles in the United States (“GAAP”) and International Financial Reporting Standards.  ASU 2011-04 is effective for Emeritus beginning in the first quarter of 2012, and we do not expect that it will have a material impact on our financial statements or related disclosures.

Note 3.	Stock-Based Compensation

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on the fair value for all stock-based awards, which amounted to approximately $2.2 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $6.9 million and $4.5 million for the nine months ended September 30, 2011 and 2010, respectively.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

Stock Incentive Plans

The following table summarizes our stock option activity for the nine months ended September 30, 2011:

		Weighted	Aggregate
		Average	Intrinsic
		Exercise	Value
	Shares	Price	(in thousands)
Outstanding at beginning of period	3,954,793	$17.71	$15,130
Granted	407,100	20.75
Exercised	(125,974)	9.89	1,451
Forfeited/expired	(101,475)	17.90
Outstanding at end of period	4,134,444	18.24	5,034

Options exercisable	1,875,319	$19.83	3,355

Weighted average fair value of options granted		$11.33

Options exercisable in the money	469,698		$3,355
Options exercisable out of the money	1,405,621		$–

Note 4.	Acquisitions and Other Significant Transactions

The following is a description of various transactions that affected the comparability of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

We make acquisitions of certain businesses from time to time that we believe align with our strategic intent with respect to, among other factors, maximizing our revenues, operating income, and cash flows.

2011 Emeritus at Summer Ridge and Emeritus at Vista Oaks

In July 2011, we completed the acquisition of two communities consisting of 135 assisted living units located in Texas for a total purchase price of $19.7 million.  These acquisitions were financed with mortgage debt of approximately $14.7 million and we paid the balance in cash.  We accounted for these purchases as business combinations.

2011 Emeritus at Fillmore Pond

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

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

The fair value of our previously held equity investment was derived by first deducting the fair value of liabilities assumed from the estimated enterprise fair value to arrive at a fair value estimate of equity or net assets.  We estimated that the fair value of our 19.0% interest in the Blackstone JV, absent the promote incentive described below, to be approximately $16.1 million, which contemplated what we believed to be a reasonable control premium of approximately 23.0% associated with Blackstone’s 81.0% interest.  Our initial investment in the Blackstone JV carried with it a preferential distribution based on the performance of the Blackstone JV, which we refer to as a promote incentive.  As of the date of acquisition, the value we were entitled to under this promote incentive was $26.6 million, which was deducted from the remaining estimated fair value of net assets to arrive at an estimated fair value of Blackstone’s 81% interest of $101.4 million.

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

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

We allocated a portion of the purchase price to the value of resident lease contracts acquired.  The value of in-place resident contracts includes lost operating income that would be realized if the leases were to be replaced, and represents the net present value of the difference between net operating income over an assumed lease-up period and the net operating income generated at the time of acquisition.  The value of in-place resident contracts is amortized to expense over the estimated average length of resident stay of 20 months.

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

Closing and other out-of-pocket costs related to the acquisition of the Blackstone JV Communities totaling $1.2 million were recorded to transaction costs in the Condensed Consolidated Statements of Operations.

The Blackstone JV Communities contributed revenues of $27.1 million and net loss of $847,000 to the Company for the period from June 1, 2011 to September 30, 2011.  The following table sets forth the effect on the Company’s results of operations had the acquisition of the Blackstone JV Communities occurred as of January 1, 2010, excluding the related $42.1 million gain on acquisition discussed above (in thousands, except per share):

	Pro Forma Combined
	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Total operating revenues	$323,237	$269,559	$963,948	$781,437
Operating income from continuing operations	14,097	15,272	45,966	39,320
Loss from continuing operations before income taxes	(26,365)	(14,384)	(68,032)	(47,954)
Net loss attributable to Emeritus Corporation
common shareholders	(43,608)	(15,040)	(86,029)	(50,008)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.59)	$(0.36)	$(1.54)	$(1.22)
Discontinued operations	(0.39)	(0.01)	(0.40)	(0.04)
	$(0.98)	$(0.37)	$(1.94)	$(1.26)

Basic and diluted weighted average common shares outstanding:	44,316	39,477	44,270	39,353

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between the Company and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”).  As a result of the completion of the acquisition of the Blackstone JV Communities, each of the

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

Blackstone JV Management Agreements was terminated.  The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues.  We earned management fees of approximately $1.5 million and $2.7 million for the nine months ended September 30, 2011 and 2010, respectively.  The Blackstone JV Communities incurred no management fee expense from Emeritus subsequent to June 1, 2011, and Emeritus management fee revenue and expense has been eliminated in the pro forma operating results above.

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

2011 Contract Buyout Agreement

In February 2011, we entered into an agreement with Mr. Daniel R. Baty, the chairman of our board of directors and one of the Company’s founders, to purchase his rights related to six of 18 communities included in the cash flow sharing agreement between Emeritus and Mr. Baty (the “Buyout”).  Mr. Baty was originally granted these rights in exchange for guaranteeing our obligations under a lease agreement.  Three of the six communities in the Buyout were owned by our 50/50 consolidated joint venture with Mr. Baty, and the Buyout also included our purchase of Mr. Baty’s equity interest in these three communities.  We paid to Mr. Baty a total of $10.3 million in cash under the terms of the Buyout, which was based on predetermined formulas in the joint venture agreement and the cash flow sharing agreement.  Of the $10.3 million payment, we recorded $6.2 million to transaction costs and decreased total shareholders’ equity by $4.1 million; this allocation approximated the relative fair value of the two elements in the transaction, which were the cash flow sharing agreement and the equity interest in the 50/50 joint venture, respectively.

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

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

The Sunwest JV acquired 144 Properties during 2010 consisting of approximately 11,800 units and commenced operations on August 5, 2010.  We entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5.0% of gross collected revenues.  Of the 144 total Properties acquired by the Sunwest JV, we managed 139 as of September 30, 2011.  These 139 communities are included in the 141 total joint venture communities we managed as of September 30, 2011.  In the event that Blackstone desires to sell a specified portion of the Properties, all of the Properties or its membership interest in the Sunwest JV, we will have the right of first opportunity to purchase such Properties or membership interest, as applicable.  The Sunwest JV contributed $4.6 million and $13.2 million to our management fee revenues in the three and nine months ended September 30, 2011.  We acquired our 6.0% interest in the Sunwest JV for $19.0 million in cash and an additional cash contribution of $2.0 million required by the Joint Venture Agreement to be paid by August 2012, which represents our proportional share of additional funding for capital improvements to the Properties.  The Joint Venture Agreement entitles us to distributions at increasing levels in excess of our ownership percentage if certain Sunwest JV performance criteria are achieved.

Note 5.	Long-Term Debt

In September 2011, we entered into a loan agreement with an affiliate of Synovus Bank to provide financing of up to $29.6 million, secured by four of our communities.  At closing, we received $25.0 million, of which $22.0 million was used to repay existing debt.  The remaining $4.6 million available under the loan agreement will be used to expand and update the communities that secure the debt.  The loans bear interest at a rate equal to the one-month London Interbank Offered Rate (“LIBOR”) plus 3.75%, with a LIBOR floor of 2.0% (5.75% at closing).  Monthly payments are of interest only with the balance due at maturity on October 1, 2014.  The loans may be prepaid without penalty.

In August 2011, we refinanced the debt on three communities, with an aggregate outstanding principal balance of $24.4 million, with Freddie Mac mortgage loans totaling $28.8 million.  The Freddie Mac loans are due in September 2021 and bear interest at an annual fixed rate of 5.29%.  The loans require monthly payments of principal and interest totaling $160,000 with the balance due at maturity.

In connection with our purchase of Emeritus at Summer Ridge and Emeritus at Vista Oaks in July 2011, we entered into two Freddie Mac mortgage loans totaling approximately $14.7 million.  The 10-year mortgage debt is due in August 2021 and bears interest at an annual fixed rate of 6.02% (see Note 4).  Monthly payments of principal and interest are based on a 30-year amortization with the balance due at maturity.

In connection with our purchase of Emeritus at Fillmore Pond in July 2011, we entered into a Fannie Mae mortgage loan in the amount of $15.8 million.  The 10-year mortgage debt is due in August 2021 and bears interest at an annual fixed rate of 6.06% (see Note 4).  Monthly payments of principal and interest are based on a 30-year amortization with the balance due at maturity.

In July 2011, we refinanced seven mortgage loans, with a combined outstanding principal balance of $43.6 million, which were due to mature in 2011 and early 2012.  The term of each loan was extended to November 1, 2012.  Interest on each loan is equal to the one-month LIBOR, with a floor of 2.5%, plus a margin of 4.0% (6.5% at September 30, 2011).  In January 2012, the margin increases to 5.0%.  All other terms were unchanged.

In connection with the acquisition of the Blackstone JV Communities described in Note 4, 2011 Blackstone JV Acquisition, we refinanced the debt that was assumed in the transaction to a total of $220.0 million pursuant to a credit agreement (“Credit Agreement”) with General Electric Capital Corporation (“GECC”).  Under the terms of the Credit Agreement, the loan bears interest at a floating rate equal to 4.05%, plus the greater of:  (i) the 90-day

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

LIBOR or (ii) 1.0% per annum, or a minimum floor of 5.05%, reset each month.  Monthly payments of principal and interest are based on a 30-year amortization period and the loan matures on June 1, 2016, at which time all outstanding principal and accrued but unpaid interest is payable in full.  The Credit Agreement contains customary events of default, including non-payment, change in control and license revocation with respect to three or more communities.  The Credit Agreement requires that the Blackstone JV Communities maintain a minimum consolidated project yield, as defined in the Credit Agreement.  We were in compliance with this covenant as of September 30, 2011.

A portion of the interest on this loan is effectively fixed at a rate of 9.12% due to an interest rate swap contract, which the Blackstone JV entered into in 2007 and we assumed as part of our acquisition of the Blackstone JV.  The interest rate swap, with a notional amount of $125.3 million, expires on January 2, 2012 (see Note 6).  The weighted average interest rate on the $220.0 million loan balance, including the effect of the swap, was 7.37% as of September 30, 2011.  In addition, pursuant to the terms of the Credit Agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.

In connection with our purchase of the Emeritus at Spruce Wood community in May 2011 (see Note 4), we entered into a Fannie Mae mortgage loan in the amount of $14.1 million.  Monthly payments of principal and interest are based on a 30-year amortization and the loan matures in June 2021.  The interest rate is fixed at 6.03%.

In August 2011, we sold a community in Texas and paid off the related $5.6 million mortgage loan.  In May 2011, we sold two communities in Florida and paid off the related mortgage debt in the amount of $8.5 million.

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

We financed our purchase of the Emeritus at Baywood community in January 2011 with $10.0 million of mortgage debt (see Note 4).  Interest accrues at the 90-day LIBOR plus 4.95% with a LIBOR floor of 1.0% (5.95% as of September 30, 2011).  Monthly payments of principal and interest are based on a 25-year amortization and the loan matures in January 2014.  This debt is included in an existing credit agreement with GECC, which was amended to add this additional borrowing.  The five communities securing the credit agreement, including Emeritus at Baywood, are cross-collateralized and cross-defaulted.  None of the existing terms of the credit agreement were changed in connection with this amendment.

In January 2011, we paid off two loans held by affiliates of Mr. Baty: one for $2.0 million and one for $1.2 million.  Each of the loans bore interest at 6.5% and both were due to mature in 2014.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

Debt Covenants

The Company’s lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of the Company’s lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of the Company’s properties.  Accordingly, an event of default could cause a material adverse effect on the Company’s financial condition if such debts/leases are cross-defaulted.  As of September 30, 2011, the Company was in violation of financial covenants in a debt agreement covering three communities with an aggregate outstanding principal balance of $28.0 million.  We have obtained a waiver from the lender through September 30, 2011 and, as such, the Company is currently in compliance, and as required, will test for compliance again on the next measurement date of December 31, 2011.  We have classified the total balance of $28.0 million as current debt in the Condensed Consolidated Balance Sheet as of September 30, 2011.

Note 6.	Derivative Instruments

In connection with the acquisition of the Blackstone JV Communities on June 1, 2011 (see Note 4), we assumed an interest rate swap contract (“swap”) with a notional amount of $125.3 million that commenced in March 2007 and matures on January 2, 2012.  The swap effectively converts the interest rate on the related mortgage debt from a floating rate—equal to 4.05% over the greater of (i) the 90-day LIBOR or (ii) 1.0%—to a fixed rate of 9.12%.  We did not designate the swap as a hedging instrument.  The fair value of the swap amounted to a liability of $1.5 million as of September 30, 2011.  For the periods subsequent to the June 1, 2011 acquisition, the change in the fair value of the swap was recorded as income amounting to $1.5 million and $2.0 million for the three and nine months ended September 30, 2011, respectively, and as a separate line item in the Condensed Consolidated Statements of Operations.  In addition, pursuant to the terms of the Credit Agreement (see Note 5), in October 2011, we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.  We did not designate this derivative instrument as a hedge for accounting purposes.

In 2010, Emeritus was party to one swap with a notional amount of $19.6 million, which was terminated in September 2010 when the related mortgage debt was modified.

Note 7.	Loss Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested), using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. As of September 30, 2011 and 2010, we had outstanding stock options totaling 4.1 million and 3.1 million, respectively, which were excluded from the computation of loss per share because they were antidilutive.

Note 8.	Comprehensive Loss

The following table summarizes the comprehensive loss for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(43,705)	$(13,904)	$(44,287)	$(42,449)
Other comprehensive income:
Realized gain on sale of investment securities	–	–	(1,569)	–
Unrealized holding gains on
available-for-sale investment securities	–	142	97	123
Comprehensive loss	$(43,705)	$(13,762)	$(45,759)	$(42,326)

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

The following table sets forth amounts attributable to Emeritus Corporation common shareholders, excluding losses attributable to the noncontrolling interest (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Loss from continuing operations	$(26,350)	$(13,116)	$(26,317)	$(40,074)
Loss from discontinued operations	(17,258)	(559)	(17,655)	(1,729)
Net loss attributable to Emeritus Corporation
common shareholders	$(43,608)	$(13,675)	$(43,972)	$(41,803)

Note 9.	Discontinued Operations

During the third quarter of 2011, we designated five communities as held for sale.  Accordingly, we classified the property and equipment of these communities as property held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2011.  We plan to use the net proceeds from the sales to repay mortgage debt.  We recorded impairment charges related to these communities in the aggregate amount of $17.5 million, which are included in loss from discontinued operations in the Condensed Consolidated Statements of Operations (see Note 11).  In accordance with GAAP, when the properties are sold we will record an additional loss on sale in the aggregate amount of approximately $1.0 million, which represents the write-off of allocated goodwill.

The remaining balances in loss from discontinued operations for the 2011 periods resulted from gains and losses on the sale of one community in August 2011 and two communities in May 2011.

Loss from discontinued operations in the 2010 periods represents impairment charges and losses on the sale of communities.

Revenues and expenses related to any and all of these communities were not material to the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, respectively, and therefore have been excluded from discontinued operations.

Note 10.	Liquidity

As of September 30, 2011, the Company had a working capital deficit of $113.5 million compared to a working capital deficit of $17.7 million as of December 31, 2010.  The deficit increased primarily due to regularly scheduled maturities of long-term debt, mortgage debt related to communities designated as discontinued operations, and mortgage debt classified as current due to a debt covenant violation, as well as cash invested in community acquisitions and property and equipment.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit includes the following non-cash items: a $19.1 million deferred tax asset and, as part of current liabilities, $40.9 million of deferred revenue and unearned rental income.  A $19.1 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $44.6 million in scheduled (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of September 30, 2011.  Current portion of long-term debt includes the $44.6 million of balloon payments, $23.2 million related to properties held for sale, scheduled monthly principal payments totaling $31.4 million and $28.0 million related to debt covenant violations, as described below.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Balloon payments of principal on long-term debt maturing in the next 12 months are expected to be primarily refinanced or extended, and we are currently in negotiations with certain of our lenders.  Many of our debt instruments and leases contain “cross-default”

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on the Company's financial condition if such debt or leases are cross-defaulted.  As of September 30, 2011, the Company was in violation of financial covenants in a debt agreement covering three communities with an aggregate outstanding principal balance of $28.0 million.  We have obtained a waiver from the lender through September 30, 2011 and, as such, the Company is currently in compliance and, as required, will test for compliance again on the next measurement date of December 31, 2011.  We have classified the total balance of $28.0 million as current debt in the Condensed Consolidated Balance Sheet as of September 30, 2011.

In the nine months ended September 30, 2011 and 2010, we reported net cash provided by operating activities of $63.8 million and $60.5 million, respectively, in our Condensed Consolidated Statements of Cash Flows.  Net cash provided by operating activities in the first nine months of 2011 included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4).  In addition, our net trade accounts receivable increased by $6.1 million from December 31, 2010 to September 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.  Delays are customary when there is a change in providers.  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

We believe the Company will be able to generate sufficient cash flows to support its operating activities and capital expenditure requirements for at least the next 12 months.  In connection with Emeritus’ 2008 guaranty of a master lease covering 11 communities, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.  However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months.

Note 11.	Fair Value Disclosures

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring and nonrecurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of	Balance as of
	for Identical	Observable	Unobservable	September 30,	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011	2010
Assets
Investment securities - trading	$3,296	$–	$–	$3,296	$2,874
Property held for sale	–	26,082	–	26,082	–
Liabilities
Interest rate swap agreement	–	1,521	–	1,521	–

Trading securities and interest rate swaps are measured at fair value on a recurring basis.  Property held for sale is recorded at fair value, less costs to sell, as discussed below.

In general, fair values determined by Level 1 inputs utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

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

The Company has financial instruments other than investment securities consisting of cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  The fair value of these financial instruments as of September 30, 2011 and December 31, 2010, based on their short-term nature or current market indicators, such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,630,957	$1,639,668	$1,378,954	$1,375,011

We estimated the fair value of debt obligations using discounted cash flows based on the Company’s assumed incremental borrowing rate of: (i) 8.5% for unsecured borrowings and 6.2% for secured borrowings as of September 30, 2011 and (ii) 8.0% for unsecured borrowings and 6.6% for secured borrowings as of December 31, 2010.

Impairment of Long-Lived Assets

During the third quarter of 2011, we designated five communities as held for sale, when we determined that it was probable that these properties would be sold.  As a result, we recorded impairment losses of $17.5 million in order to carry these assets at fair value less costs to sell on our Condensed Consolidated Balance Sheet as of September 30, 2011.  These losses are included in discontinued operations in the Condensed Consolidated Statement of Operations (see Note 9).  We determined the fair value of these properties based primarily on purchase and sale agreements from prospective purchasers (Level 2 input).  In periods prior to the designation as held for sale, we tested these properties for recoverability by applying probability weighting to the estimated undiscounted future cash flows of the communities that considered the probability of selling the properties versus continuing to operate them.  In the third quarter of 2011, the increased probability that the properties would be sold resulted in the impairment charges.

Note 12.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living in 2007.  These liabilities, which total $397,000 as of September 30, 2011, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

The tax basis of the goodwill recorded in the Blackstone JV acquisition was $10.0 million, which will be amortized for income tax purposes over 15 years.

We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized, which as of September 30, 2011 and December 31, 2010, reflects a net asset value of zero.  Deferred tax assets are recorded as current assets in the Consolidated Balance Sheets and amounted to $19.1 million

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months ended September 30, 2011 and 2010

and $15.8 million as of September 30, 2011 and December 31, 2010, respectively.  Deferred tax liabilities amounted to $19.1 million and $15.8 million as of September 30, 2011 and December 31, 2010, respectively, which are included in other long-term liabilities in the Consolidated Balance Sheets.

Note 13.	Litigation

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business that are comparable to other companies in the senior living industry, including professional and general liability claims.  Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve.  As a result, we maintain a combination of self-insurance reserves and commercial insurance policies in amounts and with coverage and deductibles that we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.

In the third quarter of 2011, we recorded an $8.5 million expense to increase the accrual for professional and general self-insurance for prior years’ claims exposure, which was based on the progression of open claims during the quarter, including an unfavorable jury verdict, as well as recent settlement activity.  Our accrual for professional and general liability represents our best estimate of incurred losses and it is possible that actual settlements may exceed what we have accrued; however, such additional exposure cannot be reasonably estimated at this time.

Note 14.	Subsequent Events

In October 2011, we entered into a loan agreement with KeyBank N.A. to refinance the existing mortgage debt on 16 of our communities in the aggregate amount of $112.0 million.  The loan agreement has a three-year term and interest accrues at a rate equal to the one-month LIBOR plus a margin, which ranges from 4.75% at closing to 6.75%, depending upon the loan-to-value ratio of the communities each month.  We are required to make monthly principal payments of $500,000 beginning December 1, 2011, decreasing to $250,000 per month beginning December 1, 2012.  Additionally, we are required to reduce the overall principal balance to specified levels during the term of the loan agreement.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Overview

A summary of activity for the first nine months of 2011 compared to the same period for 2010 is as follows:

·
Total operating revenues increased $207.3 million, or 28.7%, to $930.6 million from $723.3 million for the prior year period, primarily resulting from a net increase of 55 communities in our Consolidated Portfolio since September 30, 2010.

·
Operating income from continuing operations increased $3.0 million to $43.8 million from $40.8 million for the prior year period.  Our net loss attributable to Emeritus Corporation common shareholders was $44.0 million compared to $41.8 million for the prior year period.  Our current period results included a $42.1 million gain on the acquisition of the Blackstone JV Communities offset by transaction costs of $9.1 million during the period, which transaction costs included $6.2 million resulting from our buyout of certain communities subject to a cash flow sharing arrangement, as well as impairment charges of $17.5 million for five communities that we designated as held for sale, which are included in loss from discontinued operations.

·
Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) decreased to 86.2% from 87.1% for the prior year period, primarily due to the acquisition of communities that had a lower occupancy rate than our legacy communities.

·
Average rate per occupied unit increased 8.2% to $4,060 from $3,751 for the prior year period, primarily due to the acquisition of communities that had a higher rate per occupied unit than our legacy communities.

·
Net cash provided by operating activities was $63.8 million compared to $60.5 million for the prior year period.  The current period included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement).  In addition, our net trade accounts receivable increased by $6.1 million from December 31, 2010 to September 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.

·
In June 2011, we acquired the 24 communities that we previously managed for the Blackstone JV, adding them to our Consolidated Portfolio.  In addition, in February 2011, we purchased the cash flow rights to six communities that had been subject to a cash flow sharing agreement.

Two of the important factors affecting our financial results are the rates we charge our residents and the occupancy levels we achieve in our communities.

In evaluating the rate component, we generally utilize the average monthly revenue per occupied unit, computed by dividing the total operating revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we generally utilize an average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.  We evaluate these and other operating components for our Consolidated Portfolio, as well as for our total operating portfolio, which consists of our Consolidated Portfolio and all of the communities we manage (the “Operated Portfolio”).

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 12.7% of our community revenues for the nine months ended September 30, 2011 compared to 10.9% for the nine months ended September 30, 2010.  This increase is due primarily to the lease acquisition of 27 communities in November 2010 that included 450 skilled nursing units, most of which receive Medicare reimbursement.  Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.  There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule reducing Medicare reimbursement rates by 11.1%, which took effect on October 1, 2011.  Although we believe that we can offset a portion of the decrease through cost savings and improved occupancy in our skilled nursing operations, the potential impact of the lower reimbursement levels totals approximately $8.0 million annually, beginning with the October 1, 2011 effective date.  We are currently unable to estimate the potential impact of other possible governmental cost containment measures.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Key metrics of our Consolidated Portfolio include:

	Three Months Ended September 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$4,065	$3,827	$238	6.2%

Average occupancy rate	86.5%	87.1%		(0.6) ppt

	Nine Months Ended September 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$4,060	$3,751	$309	8.2%

Average occupancy rate	86.2%	87.1%		(0.9) ppt

Key metrics of our Same Community Portfolio, which is comprised of the 266 communities that we have owned or leased continuously since January 1, 2010, include:

	Three Months Ended September 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,833	$3,811	$22	0.6%

Average occupancy rate	87.9%	87.7%		0.2 ppt

	Nine Months Ended September 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,824	$3,770	$54	1.4%

Average occupancy rate	87.6%	87.6%		- ppt

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Our Portfolios

As of September 30, 2011, our Consolidated Portfolio had a capacity for 35,703 residents in 38 states, and our Operated Portfolio had a capacity for 50,561 residents in 44 states.  The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	September 30, 2011		December 31, 2010		September 30, 2010
	Community Count	Unit Count (c)	Community Count	Unit Count (c)	Community Count	Unit Count (c)
Owned	192	15,798	165	13,683	163	13,401
Leased(a)	141	14,594	141	14,594	115	11,575
Consolidated Portfolio	333	30,392	306	28,277	278	24,976
Managed	11	1,121	10	1,034	15	1,341
Managed - Joint Ventures	141	11,809	163	13,401	159	13,077
Operated Portfolio	485	43,322	479	42,712	452	39,394

Consolidated Portfolio count change (b)	27	2,115	40	4,222	12	921
Consolidated Portfolio percentage change (b)	8.8%	7.5%	15.0%	17.6%	4.5%	3.8%

Operated Portfolio count change (b)	6	610	177	15,514	150	12,196
Operated Portfolio percentage change (b)	1.3%	1.4%	58.6%	57.0%	49.7%	44.8%

(a) We account for 80 of the 141 leased communities as operating leases, 58 as capital leases, and three as financing leases. We do not include the assets and liabilities of the 80 operating lease communities on our Consolidated Balance Sheets.
(b) Changes compared to December 31 of the prior year.
(c) Total units reflect skilled nursing units in terms of beds.

Our Total Operated Portfolio as of September 30, 2011 consisted of the following unit types:

	Type of Service by Unit Count and Percentage of Total Units
	AL (a)		MC (b)		IL (c)		SN (d)		Other (e)		Total
Owned	11,520	72.9%	3,026	19.2%	902	5.7%	148	0.9%	202	1.3%	15,798
Leased	10,817	74.1%	2,223	15.2%	673	4.6%	826	5.7%	55	0.4%	14,594
Consolidated Portfolio	22,337	73.5%	5,249	17.3%	1,575	5.2%	974	3.2%	257	0.8%	30,392
Managed	734	65.5%	222	19.8%	161	14.4%	0	0.0%	4	0.4%	1,121
Managed - Joint Ventures	6,818	57.7%	1,362	11.5%	3,125	26.5%	195	1.7%	309	2.6%	11,809
Operated Portfolio	29,889	69.0%	6,833	15.8%	4,861	11.2%	1,169	2.7%	570	1.3%	43,322

(a)	Assisted Living
(b)	Memory Care
(c)	Independent Living
(d)	Skilled Nursing beds
(e)	Units taken out of service as of September 30, 2011

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

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

	Transaction Period	Unit Count	Transaction Type	D in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	D in Leased Count	D in Managed Count
Count as of December 31, 2009				163			103	36

2010 Activity
Cottonbloom Assisted Living	Jan 2010	45	Disposition	–	N/A	N/A	–	(1)
Emeritus at Westwind Gardens	Jan 2010	46	Managed	–	N/A	N/A	(1)	1
National Health Investors, Inc.	Jan 2010	336	Capital lease	–	N/A	N/A	8	–
Emeritus at Eastover	Feb 2010	88	Financing lease	–	N/A	N/A	1	–
Emeritus at Laurelwood	Jun 2010	115	Disposition	–	N/A	N/A	(1)	–
HCP, Inc.	Jun 2010	548	Operating leases	–	N/A	N/A	4	–
Peachtree Village Retirement	Jun 2010	61	Disposition	–	N/A	N/A	–	(1)
Rainbow Assisted Living	Jun 2010	106	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Aug 2010	168	Managed	–	N/A	N/A	–	2
Sunwest Management	Aug 2010	63	Managed (d)	–	N/A	N/A	–	2
Sunwest JV	Aug 2010	10,740	Joint venture	–	N/A	N/A	–	128
Emeritus at Marlton Crossing	Sep 2010	110	Financing lease	–	N/A	N/A	1	–
Sunwest JV	Sep 2010	470	Joint venture	–	N/A	N/A	–	8
Emeritus at Heritage House	Oct 2010	100	Financing lease	–	N/A	N/A	1	–
Emeritus at Westwind Gardens	Oct 2010	46	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Oct 2010	100	Disposition	–	N/A	N/A	–	(1)
Emeritus at Altamonte Springs	Nov 2010	118	Disposition	(1)	N/A	N/A	–	–
HCP, Inc.	Nov 2010	3,239	Capital leases	–	N/A	N/A	27	–
Emeritus at Mandarin	Nov 2010	147	Acquisition (c)	1	$10,500	$12,040	(1)	–
Emeritus at Clearwater	Dec 2010	173	Acquisition (c)	1	11,000	6,440	(1)	–
Emeritus at Chenal Heights	Dec 2010	80	Acquisition	1	11,200	9,520	–	–
Sunwest JV	Dec 2010	163	Joint venture	–	N/A	N/A	–	1
Count as of December 31, 2010				165			141	173

	Transaction Period	Unit Count	Transaction Type	D in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	D in Leased Count	D in Managed Count
2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (e)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Managed	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (e)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (f)	24	144,130	58,608	–	(24)
Emeritus at Fillmore Pond	Jul 2011	101	Acquisition	1	20,935	15,825	–	–
Emeritus at Vista Oaks and
Emeritus at Summer Ridge	Jul 2011	135	Acquisition	2	19,700	14,700	–	–
Emeritus at Lakeland Hills	Aug 2011	170	Disposition	(1)	N/A	N/A	–	–
Emeritus at Long Cove Pointe	Sep 2011	81	Joint venture	–	N/A	N/A	–	1

Count as of September 30, 2011				192			141	152

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements or expansions and dispositions.
(c)	Acquisition of communities previously operated under lease agreements.
(d)	We manage these communities for Sunwest Management. They are not included in the Sunwest JV.
(e)	Management of units previously operated by an unrelated third party.
(f)	Represents the purchase of Blackstone's 81% ownership interest in the joint venture. See Note 4, Acquisitions and Other Significant Transactions ̶
	2011 Blackstone JV Acquisition.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Statements of Operations as a Percentage of Revenues and Period-to-Period Percentage Change

The following table sets forth, for the periods indicated, certain items from the Company’s Condensed Consolidated Statements of Operations as a percentage of total revenues and the percentage change in the dollar amounts from period to period.

					Period-to-Period Percentage Change (b)
	Percentage of Revenues				Three	Nine
	Three Months Ended		Nine Months Ended		Months Ended	Months Ended
	September 30,		September 30,		September 30,	September 30,
	2011	2010	2011	2010	2011-2010	2011-2010
Revenues	100.0%	100.0%	100.0%	100.0%	29.3%	28.7%

Expenses:
Community operations (a)	69.1	65.7	67.5	65.9	(35.9)	(31.7)
General and administrative	6.7	7.4	7.2	7.3	(17.6)	(26.4)
Transaction costs	0.2	0.2	1.0	0.1	10.1	N/M
Depreciation and amortization	10.1	8.1	9.7	8.5	(60.7)	(46.8)
Community leases	9.6	12.8	10.0	12.5	3.0	(2.7)
Total operating expenses	95.7	94.2	95.4	94.3	(31.2)	(29.9)
Operating income from continuing operations	4.3	5.8	4.6	5.7	(2.2)	7.5

Other income (expense):
Interest income	–	–	–	0.1	(1.6)	(3.0)
Interest expense	(12.9)	(10.8)	(12.4)	(11.2)	(53.5)	(42.4)
Change in fair value of interest rate swaps	0.5	(0.1)	0.2	–	N/M	N/M
Net equity losses for unconsolidated joint ventures	(0.3)	(0.3)	(0.1)	–	(6.1)	(292.5)
Acquisition gain	–	–	4.5	–	N/M	N/M
Other, net	0.1	0.2	0.3	0.1	(35.0)	196.4
Net other expense	(12.6)	(11.0)	(7.5)	(11.0)	(47.5)	13.3

Loss from continuing operations before income
taxes	(8.3)	(5.2)	(2.9)	(5.3)	(102.5)	34.7
Provision for income taxes	–	(0.1)	(0.1)	(0.1)	74.8	32.3
Loss from continuing operations	(8.3)	(5.3)	(3.0)	(5.4)	(98.2)	34.6
Loss from discontinued operations	(5.3)	(0.2)	(1.9)	(0.2)	N/M	N/M
Net loss	(13.6)	(5.5)	(4.9)	(5.6)	(214.3)	(4.3)
Net loss attributable to the noncontrolling interest	–	0.1	–	0.1	(57.6)	(51.2)
Net loss attributable to Emeritus Corporation
common shareholders	(13.6%)	(5.4%)	(4.9%)	(5.5%)	(218.9%)	(5.2%)

(a)  Exclusive of depreciation and amortization and community lease expense shown separately.
(b) “N/M” indicates percentages that are not meaningful in the analysis.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Comparison of the Three Months Ended September 30, 2011 and 2010

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported net loss attributable to Emeritus Corporation common shareholders of $43.6 million for the three months ended September 30, 2011, compared to a net loss attributable to Emeritus Corporation common shareholders of $13.7 million in the prior year period.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

Total operating revenues increased $73.3 million, or 29.3%, to $323.2 million from $250.0 million for the prior year period.  Total operating expenses increased $73.6 million to $309.1 million from $235.5 million, which caused operating income from continuing operations to decrease by $322,000 to $14.1 million in the current period.  The decrease in operating income from continuing operations reflects an increase in community operating income (community revenues less community operating expenses) of $13.1 million, inclusive of acquisitions, from $81.7 million to $94.8 million and an increase in management fees of $1.1 million.  The community operating income increase was offset by increases in general and administrative expense of $3.2 million and depreciation and amortization expense of $12.3 million, as discussed below.  Net other expense increased by $13.0 million primarily due to the increase in interest expense, which increased by $14.5 million, partially offset by changes in the fair value of interest rate swaps, which resulted in a $1.7 million decrease in expense.  Loss from discontinued operations increased to $17.3 million from $559,000 in the prior year period due primarily to impairment losses on properties held for sale.

Total Operating Revenues:

	Three Months Ended September 30,
	2011	2010	$D	% D (a)
	(in thousands, except percentages)
Same Community Portfolio	$235,576	$233,830	$1,746	0.7%
Acquisitions, development and expansion	83,806	13,153	70,653	N/M
Unallocated community revenue (c)	(1,145)	(953)	(192)	(20.1%)
Community revenue	318,237	246,030	72,207	29.3%
Management fees	5,000	3,934	1,066	27.1%
Total operating revenues	$323,237	$249,964	$73,273	29.3%

Average monthly revenue per occupied unit	$4,065	$3,827	$238	6.2%
Average occupancy rate	86.5%	87.1%		(0.6) ppt (b)

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.
(c) Comprised primarily of deferred move-in fees.

The increase of $1.7 million in revenues from the Same Community Portfolio consisted of $1.4 million in improvements in the rates we charge our residents and $356,000 due to an increase in our average occupancy rate.  As further described in the section Same Community Comparison below, our Same Community Portfolio consisted of the 266 communities that we have continuously operated since January 1, 2010.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2010, increased by $70.7 million due primarily to revenues resulting from a net increase of 55 communities in our Consolidated Portfolio since September 30, 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

As of September 30, 2011, we managed 139 communities for the Sunwest JV and 13 other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $4.6 million and $2.3 million to management fee revenues in the three-month periods ended September 30, 2011 and 2010, respectively.  The Blackstone JV contributed $898,000 to management fee revenues in the three-month period ended September 30, 2010.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

Community Operating Expense:

	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Same Community Portfolio	$154,736	$153,509	$1,227	0.8%
Acquisitions, development, and expansion	59,587	10,638	48,949	N/M
Unallocated community expenses	9,100	196	8,904	N/M
Community operations	$223,423	$164,343	$59,080	35.9%
As a percentage of total operating revenues	69.1%	65.7%		3.4 ppt

The increase of $1.2 million in community operating expenses from the Same Community Portfolio includes a $633,000 increase in total labor and benefits, of which salaries and wages expense increased $647,000, or 0.9%, as compared to the same period in 2010. The increase in salaries and wages included increased hours to care for a greater number of residents living in our communities.  An increasing number of our residents have elected to share living accommodations, which increases our resident count without a corresponding increase in our occupied units.  On a per resident day basis, same community salaries and wages increased by 0.2%.  The increase in same community operating expense includes increases in food, repairs and maintenance, and utilities, partially offset by decreases in property taxes and bad debt expense.

We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011 we implemented an improved labor hours tracking system.

Community operating expense increased $48.9 million from the net increase of 55 communities since September 30, 2010.  The largest component of the increase was labor and benefits of $31.5 million.

Unallocated community expenses primarily represent workers’ compensation insurance and professional and general liability insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  On a consolidated basis, in the third quarter of 2011, we recorded an $8.5 million expense to increase the accrual for professional and general self-insurance for prior years’ claims exposure, which was based on the progression of open claims during the quarter, including an unfavorable jury verdict, as well as recent settlement activity.

General and Administrative Expense:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
General and administrative	$21,671	$18,423	$3,248	17.6%
As a percentage of total operating revenues	6.7%	7.4%		(0.7) ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

The increase in general and administrative expenses reflects our growth over the past year.  The increase is due primarily to additional regional and corporate staffing to support the communities added to our Operated Portfolio, which resulted in a $3.1 million increase in salaries and benefits.  Included in this increase was stock-based compensation expense, which increased by $627,000 to $2.2 million for the three months ended September 30, 2011 from $1.5 million for the prior year period.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 5.2% for the three months ended September 30, 2011 from 5.7% for the same quarter for 2010, due to the increase in revenue base from the Sunwest JV management contracts and other acquisitions, as well as revenue increases from our Same Communities, in excess of corresponding increases in administrative infrastructure expenses.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  We computed these percentages as follows:

	Three Months Ended September 30,
	2011		2010
	(in thousands, except percentages)
General and administrative expenses		$21,671		$18,423
Sources of revenue:
Owned and leased	$318,237		$246,030
Managed	101,878		78,923
Total revenue for all communities		$420,115		$324,953

General and administrative expenses as a percent of
all sources of revenue		5.2%		5.7%

Excluding stock-based compensation expense, general and administrative expenses as a percent of total revenues for all communities was 4.6% in the current period compared to 5.2% in the prior year period.

Transaction Costs:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Transaction costs	$492	$547	$(55)	(10.1%)
As a percentage of total operating revenues	0.2%	0.2%		– ppt

Transaction costs represent professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Depreciation and amortization	$32,540	$20,244	$12,296	60.7%
As a percentage of total operating revenues	10.1%	8.1%		2.0 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $10.2 million and an increase in amortization expense of $2.1 million.  The increase in depreciation expense was due primarily to the increase in the number of communities in our Consolidated Portfolio as well as depreciation on

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

improvements to our existing communities.  The increase in amortization expense is the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions-2011 Blackstone JV Acquisition).

Community Lease Expense:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Operating lease expense	$26,972	$25,644	$1,328	5.2%
Above/below market rent	1,845	2,184	(339)	(15.5%)
Deferred straight-line rent accruals	2,197	4,160	(1,963)	(47.2%)
Community leases	$31,014	$31,988	$(974)	(3.0%)
As a percentage of total operating revenues	9.6%	12.8%		(3.2) ppt

The decrease in community lease expense reflects an increase in cash operating lease expense due to rent escalators, which increase was offset by deferred straight-line rent accruals and our purchase in December 2010 of the underlying real property of two leased communities.  We leased 80 and 82 communities under operating leases as of September 30, 2011 and 2010, respectively.

Interest Income:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest income	$121	$123	$(2)	(1.6%)
As a percentage of total operating revenues	–	–		– ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest expense	$41,605	$27,101	$14,504	53.5%
As a percentage of total operating revenues	12.9%	10.8%		2.1 ppt

The increase in interest expense was due primarily to the November 2010 HCP27 capital leases as well as a net increase in debt obligations related to the increase in owned communities, including the 24 Blackstone JV Communities, and two new communities accounted for as capital/financing leases subsequent to September 30, 2010.

Equity Losses for Unconsolidated Joint Ventures:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(817)	$(770)	$(47)	(6.1%)
As a percentage of total operating revenues	(0.3%)	(0.3%)		– ppt

The equity losses in the three months ended September 30, 2011 were comprised primarily of equity losses from the Sunwest JV.  The equity losses in the three months ended September 30, 2010 consisted primarily of equity losses of $1.1 million from the Sunwest JV offset in part by equity earnings of $271,000 from the Blackstone JV (see Note 4).

The equity losses from the Sunwest JV, which commenced operations on August 5, 2010, include the impact of transaction expenses related to the purchase of its communities.  These transaction expenses contributed $674,000 to our portion of the equity losses in the 2010 period.

The following table sets forth condensed combined statements of operations data for our interest in joint ventures accounted for under the equity method, primarily consisting of the Sunwest JV and Blackstone JV (in thousands except per unit and percentages).  The 2011 quarter does not include the Blackstone JV Communities, which are included in our Condensed Consolidated Statement of Operations for periods subsequent to our June 1, 2011 acquisition.  The 2010 quarter includes the Sunwest JV for the two months ended September 30, 2010.

	Three Months Ended
	September 30,
	(unaudited)
	2011	2010
Total revenues	$94,808	$72,587
Community operating expense	73,202	54,323
Operating income from continuing operations	4,145	(6,560)
Net loss	(11,559)	(16,358)

Average total units	11,710	8,788
Average monthly revenue per occupied unit	$3,253	$3,462
Average occupancy rate	83.0%	79.5%

In 2010, we invested in a new joint venture with an affiliate of the Wegman Companies, Inc. (“Wegman”), the purpose of which is to construct an 81-unit assisted living and memory care community (the “Deerfield JV”).  Emeritus and Wegman each own a 50% interest in the Deerfield JV, which commenced operations in the third quarter of 2011.

Other, net:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Other, net	$312	$480	$(168)	(35.0%)
As a percentage of total operating revenues	0.1%	0.2%		(0.1) ppt

Other, net for the third quarter of 2011 consisted primarily of amortization of deferred gains of $279,000 and resident late fee finance charges of $167,000.

Other, net for the 2010 period consisted primarily of the amortization of deferred gains of $297,000 and resident late fee finance charges of $154,000.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Income Taxes:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Provision for income taxes	$(82)	$(326)	$244	74.8%
As a percentage of total operating revenues	–	(0.1%)		0.1 ppt

The income tax provisions for 2011 and 2010 represent estimated state income and franchise tax liabilities.  The decrease in the provision from 2010 to 2011 is due to a reduction in our estimated liability for unrecognized tax benefits.

Loss from Discontinued Operations:

	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Loss from discontinued operations	$(17,258)	$(559)	$(16,699)	N/M
As a percentage of total operating revenues	(5.3%)	(0.2%)		(5.1) ppt

Loss from discontinued operations for the three months ended September 30, 2011 represents the impairment losses on five communities that we designated as held for sale in September 2011, based on purchase and sale agreements from prospective purchasers, offset in part by the gain on the sale of one community in August 2011.  See Note 9, Discontinued Operations and Note 11, Fair Value Disclosures—Impairment of Long-Lived Assets.  In the third quarter of 2010, we recorded an impairment charge of $559,000.

Comparison of the Nine Months Ended September 30, 2011 and 2010

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus Corporation common shareholders of $44.0 million in the nine months ended September 30, 2011, compared to $41.8 million in the prior-year period.  Operating income from continuing operations increased by $3.0 million to $43.8 million in the current period.  The increase in operating income reflects a $47.0 million increase in community operating income (community revenues less community operating expenses) from $239.9 million in 2010 to $286.9 million in 2011, inclusive of acquisitions, and an increase in management fees of $9.3 million.  The community operating income was offset by increases in general and administrative expenses of $13.9 million, depreciation and amortization of $28.7 million, and community lease expenses of $2.5 million as discussed below.  Net other expense decreased by $10.7 million primarily due to a $42.1 million gain on the acquisition of the Blackstone JV Communities.  Net other expense also includes interest expense, which increased by $34.5 million, and losses from unconsolidated joint ventures, which increased by $933,000, offset by a $2.2 million increase in income from changes in the fair value of interest rate swaps and an increase in gain on sale of investments of $1.6 million.  Loss from discontinued operations increased to $17.7 million from $1.7 million in the prior year period due primarily to impairment losses on properties held for sale.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Total Operating Revenues:

	Nine Months Ended September 30,
	2011	2010	$D	% D (a)
	(in thousands, except percentages)
Same Community Portfolio	$702,730	$692,992	$9,738	1.4%
Acquisitions, development and expansion	214,235	27,164	187,071	N/M
Unallocated community revenue (c)	(2,286)	(3,466)	1,180	34.0%
Community revenue	914,679	716,690	197,989	27.6%
Management fees	15,946	6,609	9,337	141.3%
Total operating revenues	$930,625	$723,299	$207,326	28.7%

Average monthly revenue per occupied unit	$4,060	$3,751	$309	8.2%
Average occupancy rate	86.2%	87.1%		(0.9) ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.
(c) Comprised primarily of deferred move-in fees.

The increase of $9.7 million in total operating revenues from the 266 Same Community Portfolio consisted primarily of an improvement in the rates we charge our residents.  As further described in the section Same Community Comparison below, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2010.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2010, increased by $187.1 million due primarily to revenues resulting from a net increase of 55 communities in our Consolidated Portfolio since September 30, 2010.  The change in unallocated community revenue of $1.2 million primarily resulted from a decrease in the deferral of resident move-in fees.

The Sunwest JV, which commenced operations in August 2010, contributed $13.2 million and $2.3 million to management fee revenues in the nine-month periods ended September 30, 2011 and 2010, respectively.  The Blackstone JV contributed $1.5 million and $2.7 million to management fee revenues in the nine months ended September 30, 2011 and 2010, respectively.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired Blackstone’s equity interest in the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

Community Operating Expense:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Same Community Portfolio	$462,214	$450,934	$11,280	2.5%
Acquisitions, development and expansion	153,012	21,959	131,053	N/M
Unallocated community expenses	12,586	3,924	8,662	220.7%
Community operations	$627,812	$476,817	$150,995	31.7%
As a percentage of total operating revenues	67.5%	65.9%		1.6 ppt

The increase of $11.3 million from the Same Community Portfolio includes a $6.9 million increase in total labor and benefits, of which salaries and wages expense increased $5.5 million, or 2.6%, as compared to the same period in 2010.  The increase in salaries and wages included increased hours to care for a greater number of residents living in our communities.  An increasing number of our residents have elected to share living accommodations, which

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

increases our resident count without a corresponding increase in our occupied units.  On a per resident day basis, same community salaries and wages increased by 1.7%.  The increase in same community operating expense includes increases in food, repairs and maintenance, and utilities, partially offset by a decrease in property taxes.

We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011 we implemented an improved labor hours tracking system.

Community operating expense increased $131.1 million from the acquisition of 55 communities since September 30, 2010.  The largest contributor was an increase in total labor and benefits of $83.2 million.

Unallocated community expenses consist primarily of self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  On a consolidated basis, in the first nine months of 2011, we recorded a $10.4 million expense for professional and general self-insurance for prior years’ claims exposure, of which $8.5 million was accrued in the 2011 third quarter based on the progression of open claims during the quarter, including an unfavorable jury verdict, as well as recent settlement activity.  In same period in 2010 we recorded a $1.1 million expense.  Additionally, we recorded an expense of $1.3 million in the first nine months of 2011 as compared to $1.5 million in the same period in 2010 for prior years’ workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
General and administrative	$66,605	$52,694	$13,911	26.4%
As a percentage of total operating revenues	7.2%	7.3%		(0.1) ppt

The increase in general and administrative expenses reflects the Company’s growth over the past year.  The increase is due primarily to additional regional and corporate staffing to support the communities added to our Operated Portfolio, which resulted in a $13.0 million increase in salaries and benefits.  Included in this increase is stock compensation expense, which increased by $2.4 million to $6.9 million for the nine months ended September 30, 2011 from $4.5 million for the prior year period.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 5.4% for the nine months ended September 30, 2011 from 6.2% for the nine months ended September 30, 2010, due to the increase in our revenue base from the Sunwest JV management contracts and other acquisitions, as well as revenue increases from our Same Communities, in excess of corresponding increases in administrative infrastructure expenses.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  We compute these percentages as follows:

	Nine Months Ended September 30,
	2011		2010
	(in thousands, except percentages)
General and administrative expenses		$66,605		$52,694
Sources of revenue:
Owned and leased	$914,679		$716,690
Managed	327,720		134,366
Total revenue for all communities in our Operated Portfolio		$1,242,399		$851,056

General and administrative expenses as a percent of
all sources of revenue		5.4%		6.2%

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Excluding stock-based compensation expense, general and administrative expenses as a percent of total revenues for all communities was 4.8% in the current period compared to 5.7% in the prior year period.

Transaction Costs:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Transaction costs	$9,085	$898	$8,187	N/M
As a percentage of total operating revenues	1.0%	0.1%		0.9 ppt

Transaction costs in the current period include $6.2 million for our purchase of rights related to six of 18 communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement) and $1.2 million related to the acquisition of the Blackstone JV Communities.  The remaining costs in both periods primarily represent professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Depreciation and amortization	$90,065	$61,345	$28,720	46.8%
As a percentage of total operating revenues	9.7%	8.5%		1.2 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $26.4 million and an increase in amortization expense of $2.3 million.  The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio as well as depreciation on improvements to our existing communities.  The increase in amortization expense is the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

Community Lease Expense:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Operating lease expense	$80,305	$72,980	$7,325	10.0%
Above/below market rent	5,778	6,531	(753)	(11.5%)
Deferred straight-line rent accruals	7,129	11,231	(4,102)	(36.5%)
Community leases	$93,212	$90,742	$2,470	2.7%
As a percentage of total operating revenues	10.0%	12.5%		(2.5) ppt

The increase in community lease expense reflects an increase in cash operating lease expense due to rent escalators, which was offset by deferred straight-line rent accruals.  Additionally, we acquired four communities under operating leases in June 2010; this increase in lease expense was offset in part when we purchased the underlying real property of two leased communities in December 2010.  We leased 80 and 82 communities under operating leases as of September 30, 2011 and 2010, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Interest Income:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest income	$355	$366	$(11)	(3.0%)
As a percentage of total operating revenues	–	0.1%		(0.1) ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Interest expense	$115,844	$81,353	$34,491	42.4%
As a percentage of total operating revenues	12.4%	11.2%		1.2 ppt

The increase in interest expense was due primarily to the November 2010 HCP27 capital leases as well as a net increase in debt obligations related to the increase in owned communities, including the 24 Blackstone JV Communities.

Equity Losses for Unconsolidated Joint Ventures:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(1,252)	$(319)	$(933)	(292.5%)
As a percentage of total operating revenues	(0.1%)	–		(0.1) ppt

The equity losses in the nine months ended September 30, 2011 are comprised primarily of equity losses of $2.1 million from the Sunwest JV and equity earnings of $921,000 from the Blackstone JV (through May 31, 2011).  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  The equity losses in the 2010 period are comprised primarily of equity losses of $1.1 million from the Sunwest JV and equity earnings of $746,000 from the Blackstone JV.

The equity losses from the Sunwest JV, which commenced operations on August 5, 2010, include the impact of transaction expenses related to the purchase of its communities.  These transaction expenses contributed $686,000 to our portion of the equity losses in the 2010 period.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which are recorded in the Blackstone JV’s earnings until our June 1, 2011 acquisition of these communities.  Changes in the fair value of this swap resulted in equity earnings of $425,000 in the first nine months of 2011 and $329,000 in the 2010 period.  Excluding the changes in the fair value of the interest rate swap, equity earnings from the Blackstone JV would have been $496,000 and $417,000 for the nine months ended September 30, 2011 and 2010, respectively.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

The following table sets forth condensed combined statements of operations data for our interests in joint ventures accounted for under the equity method, primarily for the Sunwest JV and Blackstone JV (in thousands except per unit and percentages).  The 2011 period includes the Blackstone JV for the five months ended May 31, 2011 and the 2010 period includes the Sunwest JV for the two months ended September 30, 2010.

	Nine Months Ended
	September 30,
	(unaudited)
	2011	2010
Total revenues	$312,704	$114,273
Community operating expense	238,843	86,294
Operating income from continuing operations	18,818	55
Net loss	(28,303)	(14,074)

Average total units	12,736	4,228
Average monthly revenue per occupied unit	$3,341	$3,719
Average occupancy rate	81.7%	80.7%

Acquisition Gain

	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Acquisition gain	$42,110	$–	$42,110	N/M
As a percentage of total operating revenues	4.5%	–		4.5 ppt

The $42.1 million acquisition gain resulted from our remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition for further detail.

Other, net:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Other, net	$2,774	$936	$1,838	196.4%
As a percentage of total operating revenues	0.3%	0.1%		0.2 ppt

Other, net for the first nine months of 2011 consists primarily of the gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $851,000, and resident late fee finance charges of $440,000.

Other, net for the 2010 nine-month period consists primarily of the amortization of deferred gains of $904,000 and resident late fee finance charges of $424,000, offset by a $162,000 impairment charge related to non-operating assets and $215,000 in transaction costs.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Income Taxes:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Provision for income taxes	$(657)	$(971)	$314	32.3%
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions in 2011 and 2010 represent estimated state income and franchise tax liabilities.  The decrease in the provision from 2010 to 2011 is due to a reduction in our estimated liability for unrecognized tax benefits.

Loss from Discontinued Operations:
	Nine Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Loss from discontinued operations	$(17,655)	$(1,729)	$(15,926)	N/M
As a percentage of total operating revenues	(1.9%)	(0.2%)		(1.7) ppt

Loss from discontinued operations for the nine months ended September 30, 2011 includes $17.5 million of impairment losses on five communities that we designated as held for sale in September 2011, based on purchase and sale agreements from prospective purchasers, as well as net losses on the sale of two communities in May 2011 and one community in August 2011.  See Note 9, Discontinued Operations and Note 11, Fair Value Disclosures—Impairment of Long-Lived Assets.  In the first nine months of 2010, we recorded an impairment charge of $559,000 for one community and losses totaling $1.2 million on the sales of two communities during the period.

Same Community Portfolio Analysis

Of the 333 communities included in our Consolidated Portfolio as of September 30, 2011, we include 266 communities in our Same Community Portfolio.  For purposes of comparing the three months ended September 30, 2011 and 2010, we define same communities as those communities that we have continuously operated since January 1, 2010, and do not include properties where we opened new expansion projects during the comparable periods or communities in which we substantially changed the service category we offered.  In addition, the analysis below excludes general and administrative expenses, unallocated community revenues and expenses, and lease accounting adjustments.

The following table shows a comparison of our Same Community Portfolio for the third quarter of 2011 and 2010, respectively:
	Three Months Ended September 30,
	2011	2010	$D	% D
	(in thousands, except percentages)
Revenue	$235,576	$233,830	$1,746	0.7%
Community operating expense (a)	(154,736)	(153,509)	(1,227)	(0.8)
Community operating income	80,840	80,321	519	0.6
Depreciation and amortization	(15,348)	(15,099)	(249)	(1.6)
Community leases expense	(31,027)	(29,640)	(1,387)	(4.7)
Operating income	34,465	35,582	(1,117)	(3.1)
Interest expense, net	(20,852)	(20,879)	27	0.1
Operating income after interest expense	$13,613	$14,703	$(1,090)	(7.4)%

(a) exclusive of depreciation and amortization and community lease expense shown separately

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Revenue from our Same Community Portfolio represented 74.0% of our total community revenue for the third quarter of 2011.

	Three Months Ended September 30,
	2011	2010	$D	% D
Average monthly revenue per occupied unit	$3,833	$3,811	$22	0.6%

Average occupancy rate	87.9%	87.7%		0.2 ppt

Of the $1.7 million increase in same community revenues, $1.4 million was due to improvements in average revenue per occupied unit and $356,000 due to an increase in our occupancy rate.

The increase of $1.2 million in community operating expense from the Same Community Portfolio includes a $633,000 increase in total labor and benefits, of which salaries and wages expense increased $647,000, or 0.9% as compared to the same period for 2010.  On a per resident day basis, same community salaries and wages increased by 0.2%.  The increase in same community operating expense includes increases in food, repairs and maintenance, and utilities, partially offset by decreases in property taxes and bad debt expense.

Property-related expenses (depreciation and amortization, community lease expense, and interest expense, net of interest income) for our same communities increased by approximately $1.6 million, primarily as a result of increased community lease expense related to annual rent escalators contained in our lease agreements.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market, significant declines in consumer confidence, and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued into 2009 with only moderate signs of a recovery during 2010 and 2011.  We believe that the recovery is likely to continue to be slow in 2012.  However, we believe that the need-driven demand for our services continues to grow and remains resilient due, in large part, to an increasingly aging population as well as limited new senior living construction, as evidenced by our relative stability in same community occupancy and improvements in average rates.

As of September 30, 2011, we had cash and equivalents on hand of $60.8 million compared to $110.1 million at December 31, 2010.  The decrease is due primarily to expenditures for acquisitions of communities and property and equipment.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $113.5 million and $17.7 million as of September 30, 2011 and December 31, 2010, respectively.  The deficit increased primarily due to regularly scheduled maturities of long-term debt, mortgage debt related to communities designated as discontinued operations and mortgage debt classified as current due to a debt covenant violation, as well as cash invested in community acquisitions and property and equipment.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of September 30, 2011 included a $19.1 million deferred tax asset and, as part of current liabilities, $40.9 million of deferred revenue and unearned rental income.  A $19.1 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $44.6 million in scheduled balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of September 30, 2011.  Current portion of long-term debt includes the $44.6 million of balloon payments, $23.2 million related to properties held for sale, scheduled monthly principal payments totaling $31.4 million, and $28.0 million related to debt covenant violations, as described below.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.  In connection with Emeritus’ guaranty of a master lease covering 11 communities, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.  We believe the Company will be able to generate sufficient cash flows to support its operating activities and capital expenditure requirements for at least the next 12 months.  However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months, and we are currently in negotiations with certain of our lenders.

Sources and Uses of Cash

The following is a summary of cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010

Cash provided by operating activities	$63,753	$60,499
Cash used in investing activities	(185,808)	(31,878)
Cash provided by (used in) financing activities	72,684	(31,938)
Net decrease in cash and cash equivalents	(49,371)	(3,317)
Cash and cash equivalents at the beginning of the period	110,124	46,070
Cash and cash equivalents at the end of the period	$60,753	$42,753

In the first nine months of 2011 and in each of the previous years since 2001, we reported positive net cash from operating activities in our Consolidated Statements of Cash Flows.  Net cash provided by operating activities in the first nine months of 2011 included $6.2 million in contract buyout costs treated as transaction expenses.  In addition, our net trade accounts receivable increased by $6.1 million from December 31, 2010 to September 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement and —2010 HCP27 Lease).  These delays are customary when there is a change in providers.

We used cash in investing activities during the first nine months of 2011 primarily for the acquisition of the Blackstone JV Communities, which amounted to $97.2 million (net of $4.2 million of cash acquired and including $58.6 million from additional borrowings), the purchase of six other communities, which amounted to $83.0 million, and capital expenditures of $23.1 million, partially offset by proceeds from the sale of investment securities of $16.3 million.  In the prior year period, we used cash in investing activities primarily for our investments in joint ventures, net of distributions, which amounted to $19.3 million, capital expenditures of $15.4 million, and acquisition deposits and other assets of $739,000, which was offset in part by $2.6 million of proceeds from the sale of the former home of one of the Company’s executive officers.

We obtained cash from financing activities primarily as a result of borrowing $121.0 million during the current period to purchase communities, of which $58.6 million was related to the Blackstone JV acquisition, and $47.2 million to refinance existing debt.  We used cash in financing activities in the current period primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, we paid $4.1 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture (see Note 4), which amount is classified as a distribution to noncontrolling interest. In the prior year period, cash used in financing activities was primarily for principal payments on long-term debt and capital leases.

As of September 30, 2011, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $143.1 million.  In addition, during the first nine months of 2011, we refinanced or extended approximately $112.4 million of long-term debt obligations and repaid $3.2 million of debt due to affiliates of Mr. Baty.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Payment Commitments

The following table summarizes the Company’s contractual obligations as of September 30, 2011 (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,630,957	$127,152	$275,499	$233,926	$994,380
Capital and financing leases including current portion	638,904	15,911	49,508	78,165	495,320
Operating leases	974,079	108,887	224,678	229,770	410,744
Liability related to unrecognized tax benefits (b)	397	–	–	–	–
	$3,244,337	$251,950	$549,685	$541,861	$1,900,444

(a)  Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.
(b)  We have recognized total liabilities related to unrecognized tax benefits of $397,000 as of September 30, 2011.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on the Company’s contractual obligations as of September 30, 2011 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$542,828	$100,191	$176,792	$150,400	$115,445
Capital and financing lease obligations	459,006	49,508	100,893	91,892	216,713
	$1,001,834	$149,699	$277,685	$242,292	$332,158

The amounts above reflect the refinancing in October 2011 of $112.0 million of mortgage loans, as described in Note 14, Subsequent Events.

The amounts above do not include our guarantees of the mortgage debt payable to a bank by one of our joint ventures with Wegman (the “Stow JV”) and a construction loan payable to a bank by the Deerfield JV.  Emeritus has a 50% ownership interest in each of these joint ventures and we account for them as unconsolidated equity method investments.  As of September 30, 2011, the Stow JV loan balance was $10.5 million with fixed rate interest of 5.88%, and the Deerfield JV loan balance was $6.7 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.5%.  Emeritus and Wegman have each provided to the lenders an unconditional guarantee of payment of each of these loans.  In the event that we would be required to repay either of these loans, we would be entitled to recoup 50% of such payment from Wegman.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

As of September 30, 2011, the Company has approximately $1.6 billion outstanding of mortgage debt and notes payable comprised of the following:

·
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 65.7% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

·
Mortgage debt financed primarily through traditional financial lending institutions of approximately $445.6 million, or approximately 27.3% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company’s guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

·
Mezzanine debt financing in the amount of $113.7 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 7.0% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  The Company’s guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of September 30, 2011, we operated 141 communities under long-term lease arrangements, of which 116 were leased from publicly traded REITs.  Of the 141 leased properties, 48 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  As of September 30, 2011, the Company was in violation of a debt agreement covering three communities with an aggregate outstanding principal balance of $28.0 million.  We have obtained a waiver from the lender through September 30, 2011 and, as such, the Company is currently in compliance and, as required, will test for compliance again on the next measurement date of December 31, 2011.  We have classified the total balance of $28.0 million as current debt in the Condensed Consolidated Balance Sheet as of September 30, 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

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

We believe that our accounting policies regarding investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income during the period in which the facts that give rise to the revision became known.  For a summary of all of our significant accounting policies, see Notes to Consolidated Financial Statements—Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2010.
Investments in Joint Ventures

We have investments in joint ventures with equity interests ranging from 6.0% to 50.0%.  Generally accepted accounting principles (“GAAP”) require that at the time we enter into a joint venture, we must determine whether the joint venture is a variable interest entity and if so, whether we are the primary beneficiary and thus required to consolidate the entity.  In performing this analysis, we consider various factors such as the amount of our ownership interest, our voting rights, the extent of our power to direct matters that significantly impact the entity’s activities, and our participating rights.  We must also reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such as an increase in the entity’s activities, assets, or equity investments, among other things.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Goodwill Impairment

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. If the carrying amount of goodwill exceeds the implied estimated fair value, an impairment charge to current operations is recorded to reduce the carrying value to the implied estimated fair value.  We conducted our annual goodwill impairment test as of October 31, 2010 and concluded that no impairment charge was required.  As of September 30, 2011, the Company’s market capitalization was substantially in excess of its carrying value, indicating that an impairment of goodwill is not evident.  We also noted that there were no facts or circumstances during the first nine months of 2011 that indicated that our carrying value exceeded the estimated fair value of the Company.

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

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of September 30, 2011, we operated 141 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.

We are self-insured for professional liability risk with respect to 242 of the 333 communities in our Consolidated Portfolio.  The other 91 communities are insured with conventional indemnity policies. The liability for self-insured known claims and incurred but not yet reported claims was $20.6 million and $10.8 million at September 30, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at September 30, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $2.1 million.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured known claims and

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

incurred but not yet reported claims was $23.9 million and $17.5 million at September 30, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at September 30, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $2.4 million.

For health insurance, we self-insure each covered member up to $350,000 per year, above which a catastrophic insurance policy covers any additional costs for certain participants.  The liability for self-insured known claims and incurred but not yet reported claims is included in accrued employee compensation and benefits in the Condensed Consolidated Balance Sheets and was $8.8 million and $7.8 million at September 30, 2011 and December 31, 2010, respectively.  A 10.0% change in the estimated liability at September 30, 2011 would have increased or decreased Operated Portfolio expenses during the current period by approximately $876,000.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income during the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of September 30, 2011, we have established a valuation allowance such that our net deferred tax asset is zero.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 12.7% of revenues for the nine months ended September 30, 2011.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

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

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR presented below, along with our Condensed Consolidated Balance Sheets, Statements of Operations, and Statements of Cash Flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, this measure as presented may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(43,705)	$(13,904)	$(44,287)	$(42,449)
Depreciation and amortization	32,540	20,244	90,065	61,345
Interest income	(121)	(123)	(355)	(366)
Interest expense	41,605	27,101	115,844	81,353
Net equity losses for unconsolidated
joint ventures	817	770	1,252	319
Provision for income taxes	82	326	657	971
Loss from discontinued operations	17,258	559	17,655	1,729
Amortization of above/below market rents	1,845	2,184	5,778	6,531
Amortization of deferred gains	(279)	(297)	(851)	(904)
Stock-based compensation	2,173	1,546	6,882	4,477
Change in fair value of interest rate swaps	(1,527)	170	(2,036)	182
Deferred revenue	1,145	951	2,285	3,456
Deferred straight-line rent	2,197	4,160	7,129	11,231
Contract buyout costs	–	–	6,256	–
Impairment of long-lived assets	–	(158)	–	162
Gain on sale of investments	–	–	(1,569)	–
Acquisition gain	–	–	(42,110)	–
Acquisition, development, and financing expenses	828	601	3,298	1,113
Self-insurance reserve adjustments	8,605	134	11,778	2,595
Adjusted EBITDA	63,463	44,264	177,671	131,745
Community lease expense, net	26,972	25,644	80,305	72,980
Adjusted EBITDAR	$90,435	$69,908	$257,976	$204,725

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Adjusted EBITDAR	$90,435	$69,908	$257,976	$204,725
Interest income	121	123	355	366
Interest expense	(41,605)	(27,101)	(115,844)	(81,353)
Provision for income taxes	(82)	(326)	(657)	(971)
Amortization of loan fees	806	739	2,280	2,251
Allowance for doubtful receivables	1,332	1,479	5,839	3,614
Changes in operating assets and liabilities, net	30,025	4,159	10,232	8,617
Contract buyout costs	–	–	(6,256)	–
Acquisition, development, and financing expenses	(828)	(601)	(3,298)	(1,113)
Self-insurance reserve adjustments	(8,605)	(134)	(11,778)	(2,595)
Operating lease expense	(26,972)	(25,644)	(80,305)	(72,980)
Discontinued operations cash component	(26)	–	(39)	10
Other	1,682	(26)	5,248	(72)
Net cash provided by operating activities	$46,283	$22,576	$63,753	$60,499

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

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

CFFO is not an alternative to cash flows provided by operating activities as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net cash provided by operating activities to CFFO, along with our Condensed Consolidated Financial Statements included herein.  We also strongly urge you to not rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2011 and 2010

The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net cash provided by operating activities	$46,283	$22,576	$63,753	$60,499
Changes in operating assets and liabilities, net	(30,025)	(4,159)	(10,232)	(8,617)
Contract buyout costs (Note 4)	–	–	6,256	–
Repayment of capital lease and financing obligations	(3,558)	(3,010)	(10,456)	(8,864)
Recurring capital expenditures	(5,000)	(3,856)	(13,632)	(9,703)
Distributions from unconsolidated joint ventures, net (1)	113	512	1,464	1,381
Cash From Facility Operations	7,813	12,063	37,153	34,696
Self-insurance reserve adjustments	8,605	134	11,778	2,595
Cash From Facility Operations, as adjusted	$16,418	$12,197	$48,931	$37,291

(1)  Excludes a $1.2 million cash distribution of proceeds received from the refinancing of debt in the third quarter of 2011.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  As of September 30, 2011, we had approximately $352.1 million of variable rate borrowings based on LIBOR.  Of the total variable rate debt of $352.1 million, $16.1 million varies with LIBOR with no LIBOR floors or ceilings.  For every 1% change in LIBOR on this $16.1 million in variable rate debt, annual interest expense will either increase or decrease by $161,000.  As of September 30, 2011, the weighted average variable rate is 4.01% in excess of LIBOR on $16.1 million of the variable rate debt; the monthly and 90-day LIBOR was 0.239% and 0.372%, respectively.  In addition, we have variable rate debt of $336.0 million that has LIBOR floors at a weighted average floor of 1.40% and a weighted average spread of 4.04%, for a total weighted average rate of 5.44%.  The LIBOR floors effectively make this debt fixed rate debt as long as LIBOR is less than the 1.40% weighted average floor.  Increases or decreases to LIBOR do not change interest expense on this variable rate debt until LIBOR rises above the floor, and conversely, interest expense does not decrease when LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2011.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2011.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

(b)  Changes in internal controls

Management has evaluated the effectiveness of the Company's internal controls through September 30, 2011.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the third quarter of 2011, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II.  OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable.

Item 1.  Legal Proceedings

The information contained in Note 13 to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by this reference.

Item 1A.  Risk Factors

There were no material changes to risk factors during the third quarter of 2011 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2011	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number

10.57	10.57.13	Third Amendment to Loan Agreement effective July 1, 2011 by and between Fretus Investors El Paso LP and Capmark Bank.	(1)
	10.57.14	Second Amendment to Promissory Note dated July 1, 2011 in the amount of $4.35 million by and between Fretus Investors El Paso LP and Capmark Bank.	(1)
10.67	10.67.17	Second Amendment to Loan Agreement effective July 1, 2011 by and between four Delaware LLCs and Capmark Bank (Emerichip Everett LLC, Emerichip Phoenix LLC, Emerichip San Antonio AO LP and Emerichip Walla Walla LLC).	(1)
	10.67.18	Second Amendment to Promissory Note dated July 1, 2011 in the amount of $26.2 million by and between four Delaware LLCs and Capmark Bank (Emerichip Everett LLC, Emerichip Phoenix LLC, Emerichip San Antonio AO LP and Emerichip Walla Walla LLC).	(1)
10.70	10.70.08	Third Amendment to Promissory Note dated July 1, 2011 in the amount of $8.0 million by and between PHNTUS LO Joliet SCU LLC and Capmark Bank.	(1)
10.86	Documents Relating to the Purchase of Emeritus at Spruce Wood and Emeritus at Fillmore Pond in 2011
	10.86.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated May 16, 2011 between Emerishire LLC and Wells Fargo Bank, N.A.	(1)
	10.86.02	Multifamily Note dated May 16, 2011 in the amount of $14.1 million between Emerishire LLC and Wells Fargo Bank, N.A.	(1)
	10.86.03	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 8, 2001 between Emerimont LLC and Wells Fargo Bank, N.A.	(1)
	10.86.04	Multifamily Note dated July 8, 2011 in the amount of $15.8 million between Emerimont LLC and Wells Fargo Bank, N.A.	(1)
10.87	Documents Relating to the Purchase of Emeritus at Vista Oaks and Emeritus at Summer Ridge in 2011
	10.87.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(1)
	10.87.02	Multifamily Note dated July 6, 2011 in the amount of $6.075 million between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(1)
	10.87.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(1)
	10.87.04	Multifamily Note dated July 6, 2011 in the amount of $8.63 million between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(1)
10.88	Documents Relating to Debt Financing with Keybank National Association (3 communities) in 2011
	10.88.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.88.02	Multifamily Note dated August 31, 2011 in the amount of $9.99 million between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.88.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.88.04	Multifamily Note dated August 31, 2011 in the amount of $14.2 million between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.88.05	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 31, 2011 between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.88.06	Multifamily Note dated August 31, 2011 in the amount of $4.57 million between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)

31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated November 4, 2011.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 4, 2011.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated November 4, 2011.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 4, 2011.

Footnotes:
(1)	Filed herewith.