Form 10-K
period 2011-12-31
EMERITUS CORP\WA\
filed 2012-03-08
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2011

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2011 was $567,090,760.

As of March 1, 2012, 45,030,636 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be reported in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 9, 2012.

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

Overview

Emeritus was founded in 1993 and is one of the largest and fastest-growing operators of senior living communities in the United States.  We own and operate a portfolio of high-quality, purpose-built communities providing services to our residents including independent living, assisted living, specialized memory care, and, to a lesser extent, skilled nursing care.  We strive to provide a wide variety of supportive living services in a professionally staffed environment that enables seniors to live with dignity and independence.  Our holistic approach enhances every aspect of our residents’ lives by assisting them with life enrichment activities including transportation, socialization and education, housing, and 24-hour personal support services, such as medication management, bathing, dressing, personal hygiene, and grooming.  The average age of our residents is 85.

As of December 31, 2011, we operated 478 senior living communities in 44 states.  The communities consisted of approximately 42,600 residential rooms or suites (collectively “units”) with a resident capacity for approximately 49,700 residents.  Our “Consolidated Portfolio” consists of owned and leased communities and our “Operated Portfolio” consists of our Consolidated Portfolio and the communities we manage.  As of December 31, 2011, our Operated Portfolio consisted of the following:

				Units by Type of Service
	Communities	Units (a)	Capacity (b)	AL (c)	MC (d)	IL (e)	SN (f)	Other (g)
Owned	187	15,309	18,734	11,284	2,965	726	148	186
Leased	141	14,596	16,316	10,803	2,239	671	826	57
Consolidated Portfolio	328	29,905	35,050	22,087	5,204	1,397	974	243
Managed	9	933	1,045	569	183	161	–	20
Managed - Joint Ventures	141	11,809	13,611	6,831	1,372	3,120	195	291
Operated Portfolio	478	42,647	49,706	29,487	6,759	4,678	1,169	554

(a) Designed capacity units whether or not in use as a residential room or suite
(b) Maximum number of residents
(c) Assisted living
(d) Memory care
(e) Independent living
(f) Skilled nursing beds
(g) Units taken out of service

During 2011, we generated approximately 87.2% of our Consolidated Portfolio revenues from private payor sources, which limits our exposure to government reimbursement risk.

Our Consolidated Portfolio consists of high quality communities that offer a significant number of amenities to our residents and allows us to operate efficiently.  To be competitive in all markets, we maintain our communities and have significantly upgraded many of the older communities to enhance their appearance and functionality, making improvements to kitchens, emergency call systems, dining, lounge and recreation areas, landscaping, and electronic systems, including internet access and data transmission.

Our Operated Portfolio includes 297 communities that offer Alzheimer’s/dementia (“memory care”) services with approximately 6,800 units in a mix of both free-standing communities and as an attached wing of our senior living communities.  Dementia is a loss of or decline in memory and other cognitive abilities.  Alzheimer’s disease is the most common type of dementia, accounting for 60 to 80 percent of cases and is a disease that is growing significantly in aging populations.  Memory care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

We focus on providing service of the highest quality and value to our residents.  We also focus on maximizing our revenues, operating income, and cash flows through a combination of continuing initiatives:

•	increase occupancy;

•	optimize revenue per unit;

•	increase capacity via selective acquisitions and expansions of existing communities;

•	expand our memory care offerings to meet growing demand through expansions and conversions of existing communities and further acquisition of existing dementia care communities;

•
establish and maintain quality assurance and risk management programs to maintain customer satisfaction and to reduce the cost of workers’ compensation and professional and general liability insurance;

•	increase cost efficiencies through higher occupancy rates and greater economies of scale;

•	increase the percentage of owned versus leased communities when it is financially advantageous to do so; and

•	improve operating performance of joint venture communities, thereby increasing related management fee revenue and positioning us for distributions in excess of our ownership percentage.

As we have executed these growth initiatives, we have consistently improved our revenues.  Our Consolidated Portfolio occupancy has remained very stable through an extremely challenging economic period, demonstrating the needs-based nature of our business.  During 2011, our initiatives produced the following successful results, which include the impacts of acquisitions:

•	Total consolidated operating revenues increased by approximately $247.7 million, or 24.6%, in 2011 to $1.3 billion;

•	Average monthly revenue per occupied unit in our Consolidated Portfolio increased by 6.5% to $4,065 for 2011 compared to 2010; and

•	The number of communities in our Consolidated Portfolio increased by a net of 22 communities during 2011, which increased our consolidated unit count by approximately 1,628 units.

The Senior Living and Memory Care Industry

The senior living industry offers various types of settings across a continuum of care for the senior population.  Our primary area of focus is assisted living, which provides a cost-effective and life-enriching alternative for seniors as compared to other settings such as skilled nursing or home healthcare.  We are one of a limited number of national operators of assisted living communities with a proven record of acquisition and development success across diverse geographic markets.  The assisted living industry is highly fragmented and characterized by numerous local and regional operators.  We believe the industry will be the focus of increased consolidation activity.

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

We believe that our assisted living business, because it is needs-driven, has been relatively resistant to economic downturns and will continue to benefit from other trends and factors in the industry including growing consumer awareness of the types of services we provide and the increase in the number of seniors looking for care outside of their homes.  Other trends and factors include:

Consumer Preference.  We believe that assisted living is preferred by prospective residents as well as their families, who are often the decision makers for seniors.  Assisted living is a cost-effective alternative to other types of care, offering seniors greater independence while enabling them to reside in a more residential environment.

Cost-Effectiveness.  Assisted living services generally cost considerably less than skilled nursing services located in the same region.  We believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.  According to the 2011 MetLife Market Survey of Nursing Home, Assisted Living, Adult Day Services, and Home Care Costs published in October 2011, the national annual average cost of a year in a skilled nursing home in 2011 was $87,235 for a private room and $78,110 for a semi-private room compared to an annual average cost of $41,724 in an assisted living facility.

Demographics.  Demographic trends are expected to increase the demand for the assisted living and memory care services in which we specialize.  The target market for our services is persons 75 years and older, which represents one of the fastest growing segments of the population in the United States.  The latest data from the United States Census Bureau predicts that the population in the United States will change in the next 19 years as follows:

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

According to the 2011 Alzheimer’s Disease Facts and Figures report issued by the Alzheimer’s Association, an estimated 5.4 million Americans have Alzheimer’s disease, including approximately one in every eight Americans over age 65.  In 2012, nearly a half million Americans will develop Alzheimer’s disease, and by 2050 that number will double to nearly one million per year.  In 2011, the first baby boomers turned 65, and by 2029, all baby boomers will be at least 65 years old.  Absent breakthroughs in medical research, we believe the need for Alzheimer’s and dementia care will continue to increase in the future because of the steady growth in the senior population.

Changing Family Dynamics.  The geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population.  As a result, many families that may have provided care to senior family members in their homes are now unable to do so.  We believe that the number of seniors and their families who are able to afford high quality senior residential services, such as those we offer, has increased, despite recent weakness in the economy.  While the economic downturn since 2008 may have had some impact on the financial resources of seniors and their families, we have yet to witness any significant occupancy declines.

Supply/Demand Imbalance.  While the senior population continues to grow significantly, the supply of assisted living units is not growing at a similarly rapid rate.  We believe that high construction costs, costs and availability of capital and credit, and the cost of liability insurance for smaller operators have constrained the growth in the supply of assisted living facilities.  New construction continued to be minimal throughout 2011.  We believe that growth in the senior population, increased affluence of this generation of senior citizens, baby boomers beginning to reach age 65 in 2011, and the diminished role of the family in providing senior care has led and will continue to lead to supply and demand imbalances.

Competitive Strengths

We believe that the following competitive strengths position us to capitalize on the favorable trends occurring within the healthcare industry and senior living markets.

Quality Care and Value.  We focus on providing service of the highest quality and value to our residents.

Proven Consolidator in Fragmented Industry.  The assisted living industry is highly fragmented with significant opportunities for consolidation.  As of January 1, 2011, the top ten operators in the industry controlled just one-third of the estimated investment grade assisted living units.

In the last five years, we have increased our Consolidated and Operated Portfolios as follows:

	December 31, 2011		December 31, 2006		Δ in
	Community Count	Unit Count	Community Count	Unit Count	Community Count
Owned	187	15,309	10	808	177
Leased	141	14,596	155	12,881	(14)
Consolidated Portfolio	328	29,905	165	13,689	163
Managed	9	933	11	1,232	(2)
Managed - Joint Ventures	141	11,809	21	1,652	120
Operated Portfolio	478	42,647	197	16,573	281

Significant Scale with Broad Geographic Footprint.  We are the largest operator of assisted living and memory care communities in the United States in terms of resident capacity, operating in 44 states across the country.  The scope and scale of our operations and the services we offer enable us to provide our residents with a comprehensive range of healthcare and related services in a cost-effective manner not available to smaller operators.  As a result, we believe the breadth of our platform is a competitive advantage in the marketplace enabling us to attract residents and clinical staff while also providing significant economies of scale and increasing our importance to our suppliers.  Additionally, we believe our geographic diversification makes us less vulnerable to adverse economic developments and industry factors, such as overbuilding, employment, and regulatory and competitive conditions that may affect a particular region.

Scalable Oversight Systems and Information Technology Infrastructure.  Our advanced information technology infrastructure further provides operational efficiencies and our scalability serves as a base for further expansion.

Purpose-Built High-Quality Communities with Substantial Ownership.  We have increased the number of communities that we own from ten at the end of 2006 to 187 as of December 31, 2011, primarily through the acquisition of communities we formerly operated under long-term leases or management contracts.  As a percentage of total consolidated communities, our owned communities have grown from approximately 6% to 57% during this time period.

Experienced Multidisciplinary Management with Industry Relationships.  Our 16 senior management team members collectively have over 300 years of management experience in the healthcare industry, ranging from independent living to skilled nursing care facilities.

Successful Joint Venture Relationships.  Our acquisitions of communities through joint ventures provide current cash flow as well as pathways to ownership of the communities.  In 2006, we entered into a joint venture with an affiliate of Blackstone Real Estate Advisors (“Blackstone”), which we refer to as the “Blackstone JV”.  The Blackstone JV owned 24 communities, which Emeritus managed for a fee.  In addition to earning management fees, we recovered our original investment through cash equity distributions.  Under the terms of the joint venture agreement, we were entitled to distributions in excess of our 19.0% ownership percentage based upon specified performance criteria (the “Promote Incentive”).  In June 2011, we purchased Blackstone’s 81.0% equity interest in the Blackstone JV and added these communities to our Consolidated Portfolio.  We earned a Promote Incentive of $26.6 million, which was applied to the purchase price of our acquisition of Blackstone's equity interest.  For further information, see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition in Notes to Consolidated Financial Statements.

In 2010, we entered into a second joint venture (the “Sunwest JV”) with an affiliate of Blackstone, as well as an entity controlled by Daniel R. Baty, a founder of Emeritus and our Chairman (“Columbia Pacific”).  The Sunwest JV purchased 144 communities in 2010, of which 139 are included in our Operated Portfolio and which we manage for a fee.  In addition to the $19.0 million in cash we paid for our 6.0% ownership interest, we will be required to make a $2.0 million capital contribution before August 2012.  Similar to the Blackstone JV, the agreement with the Sunwest JV provides that we have the right of first refusal to purchase these communities and the opportunity to earn a promote incentive.  For further information, see Note 2, Investments in Unconsolidated Joint Ventures—Sunwest Joint Venture in Notes to Consolidated Financial Statements.

Business Strategy

Our business strategies include the following:

Continued Focus on Improving Customer Satisfaction.  Our approach to care and our commitment and ability to address all of our residents’ needs, ranging from their physical health to their social well-being, have helped drive operating improvements in our business.  We believe that this “holistic approach” enriches the quality of life and care for our residents.  By providing alternatives like non-related companion living, diabetes management, unique memory care programs, and other flexible programming designed to meet the needs of the individual in our communities, we increase customer satisfaction and thereby increase occupancy and enhance revenue.  We believe that our ongoing focus on customer satisfaction, rates, and occupancy will generate the incremental growth in margins we are striving to achieve.

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

Expand Memory Care Markets.  The demand for memory care services continues to grow.  As of December 31, 2011, we operated approximately 5,200 units in our Consolidated Portfolio and 6,800 units in our Operated Portfolio that offer this type of care in a mix of both free-standing communities and as part of our standard assisted living communities.  The dementia care wings within many of our assisted living communities enable us to retain residents who may require dementia care services in the future, and who would otherwise be required to move to an alternative care setting.  Where appropriate, memory care residents and/or their families may choose to share “companion living” apartments for therapeutic reasons as well as to provide a lower cost alternative for those residents.

We will continue to explore new and existing markets where there is a significant demand for memory care services, including the addition of memory care units to existing communities.  We believe our memory care programs, such as our signature Join Their Journey® and Brain Health Lifestyle® programs, are unique and appeal to this market segment.  For example, our Join Their Journey® program focuses on care that creates a familiar environment with individualized service and care plans to enhance the residents’ overall quality of life.  In 2010, we appointed nationally recognized neuropsychologist Dr. Paul Nussbaum as Director of Brain Health as part of our commitment to improving brain health in our residents, their families and our employees.

Selective Acquisitions and Developments. We will continue to pursue strategic opportunities to purchase, lease, or manage communities that will allow us to increase our capacity and improve our operating efficiencies, with a particular focus on acquiring local and regional operators of assisted living communities.  In addition, we will selectively evaluate development opportunities, including adding units to existing communities, in strong markets where our existing occupancy is high and rates are favorable.  We recently entered into a consulting agreement with an affiliate of Columbia Pacific under the terms of which we are providing systems, programmatic and operational support in connection with the affiliate’s senior housing investment activities in China, including the development of a rehabilitation care center that is scheduled to open in Shanghai in mid-2012.  We anticipate that we will enter into a joint venture with Columbia Pacific during the first half of 2012 to pursue additional senior housing investment opportunities in China.

Expand Our Ancillary Services. We plan to increase the scope of the ancillary services we offer to our residents, including rehabilitation services.  While a majority of our communities currently offer rehabilitation services, all of these services are currently outsourced to third-party providers.  Entering the rehabilitation services market as a provider would allow us to expand the rehabilitation services that we provide directly to our residents, resulting in increased revenues from these services, and potentially enable our residents to stay in our community homes longer.  In October 2011, we acquired a 51.0% stake in a company that sells durable medical equipment and personal care supplies.

Develop Post-Acute Care Business.  Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act, both enacted in 2010 (collectively, the “ACA”).  The ACA will significantly impact Medicare reimbursement to hospitals because it expands the scope of accountability from hospital-based care to a continuum of care that includes pre-acute, inpatient acute, and post-acute care.  The ACA transitions the Medicare provider payment system from pay-per-service to pay-per-episode, or “bundled” payments, making hospitals, physicians, and post-acute providers collectively responsible for the cost and quality of entire episodes of care.  Beginning in October 2012, hospitals will be penalized for 30-day readmissions related to certain conditions.

We believe that we are well positioned to be a leader in the post-acute transitional care continuum, due to our national footprint and provision of all levels of post-acute care, and believe that this will result in increased occupancy and revenue.  Currently, we are focusing on transitional care awareness, building hospital partnerships and program development.

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

Assisted Living Services.  Our residents may purchase additional services based on the recommended level of care or assistance required for the activities of daily living (“ADLs”), which are dining, bathing, dressing, grooming, and personal hygiene.  A thorough evaluation of each resident’s needs, in collaboration with the resident’s physician and family, determines the recommended level of care.  In addition to assistance with ADLs, we also provide assistance with medication management, recreational activities and social support, behavior modification and management, and diabetes management, among other services.

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

Skilled Nursing.  Our Consolidated Portfolio includes 974 licensed skilled nursing beds, which are included in certain of our assisted living communities.  In addition to assistance with ADLs, these communities provide 24-hour nursing care, rehabilitation therapy, post-surgical care, infusion therapy, dialysis care and hospice care, among other specialty services.

Financial Services.  We help seniors meet their financial needs by partnering with senior financial solution providers such as:

•
Elderlife Financial Services (“Elderlife”).  Elderlife provides lines of credit to help prospective residents pay for our services.  An Elderlife line of credit provides seniors and their families an alternative way to finance senior living.  For some, this eliminates a significant obstacle to moving into a senior living community.

•
Life Care Funding Group.  The Life Care Funding Group helps prospective residents raise funds to pay for our services through the life settlement market.  A “life settlement” is the sale of an in-force life insurance policy for an amount much greater than the cash surrender value from the insurance company.

Personal Care Program.  In the latter half of 2011, we launched our Personal Care Program.  Through this program, we offer personal care and hygiene products such as diabetic supplies, incontinence and ostomy supplies, and other items to residents.

Service Revenue Sources

We rely primarily on our residents’ ability to pay our charges for services from their own or family resources and expect that we will continue to do so for the foreseeable future.  Although care in an assisted living community is typically much less expensive than in a skilled nursing facility, we believe that only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities.

As third-party reimbursement programs and other forms of payment continue to grow, we will evaluate and selectively participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently not significant.  Our primary source of community revenue comes from residents’ private resources; all other service revenue sources constituted approximately 12.8% of our Consolidated Portfolio revenues in 2011.

Management Activities

We provide management services to independent and related-party owners of assisted living communities, including our joint ventures.  We managed 150 communities as of December 31, 2011 and 173 communities as of December 31, 2010.  Of the 150 managed communities, 141 are owned by joint ventures in which we have an interest and nine are owned by third parties.  Most of our management agreements provide for fees equal to 5.0% of collected community revenues.  Our management agreements with the Sunwest JV, representing a combined total of 139 managed communities as of December 31, 2011, are automatically renewed for successive one-year periods after the end of the initial term unless (a) notice of non-renewal is given by either party 90 days prior to the expiration of the then-current term or (b) an agreement is otherwise cancelled upon the occurrence of certain events specified in the agreement.  Terms of our other management agreements range from two to five years and may be renewed or renegotiated at the expiration of the term.

Total management fees were approximately $21.1 million for 2011, $11.9 million for 2010, and $5.7 million for 2009.  For further discussion, see Management’s Discussion and Analysis of Operations and Financial Condition—Results of Operations.

Marketing and Referral Relationships

Our operating strategy is designed to integrate our senior living communities into the continuum of healthcare services offered in the geographic markets in which we operate.  One objective of this strategy is to enable residents who require additional healthcare services to benefit from our relationships with local hospitals, physicians, home healthcare agencies, and skilled nursing facilities in order to obtain the most appropriate level of care.  Thus, we seek to establish relationships with local hospitals, through joint marketing efforts where appropriate, home healthcare agencies, alliances with visiting nurses associations and priority transfer agreements with local, high quality skilled nursing facilities.  In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded our network of referral sources.

As part of our Safely Somewhere initiative, we offer free home visits to seniors.  The objective of this program is to determine and work with potential residents, their families and physicians on an outcome that will meet their needs.  Our home visit services include social visits, safety checks and evaluations to identify home and care needs.  We offer post-hospital or nursing facility discharge follow-up and coordination with families and referral sources.  We believe that by working with them to resolution, potential residents are more willing to view Emeritus as an option while also improving our community network.

Quality Assurance

We have an ongoing quality assurance process that occurs in each of our communities.  Our program is designed to achieve resident and family member satisfaction with the care and services we provide.  We perform quality assurance audits of care and operational systems on an ongoing basis using the Comprehensive Process Review (“CPR”) auditing tool.  Our quality and risk management team developed the CPR auditing tool in collaboration with other departments at the community, regional, and divisional levels.  We review and evaluate all areas of community operations and care systems using this comprehensive process.  The audit includes an inspection of the community that evaluates three major areas: quality of care, quality of life, and community practices and behavior.  On a regular basis, we monitor our customer and employee satisfaction and their perception of the quality of our services through surveys and our Ethics First compliance and anonymous reporting program.

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

Administration

We employ an integrated structure of management, financial systems, and controls to support quality services at our communities and to maximize operating efficiency and contain costs.  In addition, we have developed the internal procedures, policies, and standards we believe are necessary for effective operation and management of our communities.  We have recruited seasoned key employees with years of experience in the senior living services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

Our operating group currently consists of eight divisions.  Our management approach is the same across all divisions.  An operational vice president heads each division in a collaborative team system that includes a vice president of sales and marketing and a vice president of quality service and risk management.  Each divisional team oversees several operating regions headed by a regional director of operations, who provides management support services for each of the communities in his/her respective region, along with the respective regional director of sales and marketing and director of quality service and risk management.  An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements.  We provide management support services to each of our communities, including operating systems and standards, recruiting, training, and financial and accounting services.  Our automated resident assessment system helps to ensure that our communities maintain a quality standard of care, meet state compliance requirements, and capture charges associated with services provided in a flexible and customizable manner.

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

We use a combination of centralized and decentralized accounting and computer systems that link each community with our executive offices.  Through these systems, we are able to monitor occupancy rates and operating costs and distribute financial and operating information to appropriate levels of management in a cost effective manner.  In 2011, we replaced or upgraded our systems for resident care evaluation, labor tracking, rate management, and employee training.  We believe that our data systems provide the flexibility to meet the requirements of our operations.  Our financial and accounting software platform is state-of-the-art and scalable, which positions us for future growth and has enabled us to respond quickly and cost effectively to changes in our business arising from mergers and acquisitions, regulatory and compliance matters, and changes in financial reporting requirements.  We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.

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

The assisted living industry is highly competitive and fragmented.  Our competition comes from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic areas in which we operate, as well as retirement housing communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers.  In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial, except in the skilled nursing segment.  Although new construction of assisted living communities has declined in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate assisted living communities.  Some of our present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital.  Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our financial position, results of operations or cash flows.  Our publicly traded competitors include Brookdale Senior Living, Inc., Sunrise Senior Living, Inc., Five Star Quality Care, Inc., Capital Senior Living Corporation, and Assisted Living Concepts, Inc.

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

As of December 31, 2011, our Operated Portfolio consisted of 478 communities in 44 states.  Each of these states has its own business licensure requirements and, depending on the type of assisted living or related service we provide in each of our communities, additional licensure requirements (including, in some cases, a Certificate of Need).  Our Operated Portfolio may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted.  Assisted living communities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements.  Such unannounced surveys or inspections occur annually or biannually, or may occur following a state’s receipt of a complaint about the community.  As a result of any such survey or inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements.  Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction, but the reviewing agency typically has the authority to take further action against a licensed or certified facility.  Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal health care programs, or imposition of other sanctions.  From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from regulatory inspections or surveys.

We are subject to certain federal and state laws that regulate financial arrangements by health care providers, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Anti-Kickback Law and the False Claims Act.  The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) any remuneration directly or indirectly, overtly or covertly, in cash or in kind for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid programs.  Authorities have interpreted this statute very broadly to apply to many practices and relationships between health care providers and sources of patient referral.  If an entity were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.  In addition, with respect to our participation in federal health care reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the False Claims Act alleging that a health care provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties.  The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on providers and their payor sources.  We are also subject to federal and state laws designed to protect the confidentiality of patient health information.  The U.S. Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information.  In addition, many states have confidentiality laws, which in some cases may exceed the federal standard.

We believe that we are in compliance with applicable government regulations.

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

Some of our communities generate infectious or other hazardous medical waste due to the illness or physical condition of the residents and incontinence products of those residents diagnosed with an infectious disease.  The management of infectious medical waste, including its handling, storage, transportation, treatment, and disposal, is subject to regulation under various federal, state, and local environmental laws.  These environmental laws set forth the management requirements for such waste, as well as related permit, record-keeping, notice, and reporting obligations.  Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste.  The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to clean up disposal sites at which such wastes have been disposed.  Any finding that we are not in compliance with environmental laws could have a material adverse effect on our financial condition, results of operations, or cash flows.

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

Employees

As of December 31, 2011, Emeritus had approximately 28,100 employees, including approximately 19,400 full-time employees.  We employed approximately 560 full-time employees in our executive and regional offices.  Of our approximately 28,100 total employees, approximately 6,950 work at our managed communities.  We believe our relationship with our employees is satisfactory.

On September 25, 2009, a majority of employees at one community voted to be represented by a labor union.  We believe and we have alleged that the labor union engaged in objectionable conduct affecting the results of the election and the election results should be set aside.  This matter is currently pending before the United States Court of Appeals for the Sixth Circuit and the outcome of the election remains uncertain.  As of March 1, 2012, we are unaware of any labor union representing any of our other employees or if any employees were attempting to organize a labor union.

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

ITEM 1A.  RISK FACTORS

Our financial condition, results of operations, and cash flows are subject to many risks, including, but not limited to, those set forth below:

Emeritus has incurred losses since it began doing business, except for 2005, and may continue to incur losses for the foreseeable future.  Emeritus organized and began operations in July 1993 and has operated at a loss since it began doing business, except for 2005.  For December 31, 2011, 2010, and 2009, we recorded losses of $71.9 million, $57.0 million, and $53.9 million, respectively.  We believe that the historically aggressive growth of our Consolidated Portfolio through acquisitions and developments and related financing activities, as well as our inability (along with most of the assisted living industry) to significantly increase occupancy rates at our communities, were among the causes of these losses.  To date, at many of our communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flows from operating activities but not overall Company earnings.  Our ongoing results of operations may not become profitable in line with our current expectations or may not become profitable at all.

If the Company cannot generate sufficient cash flows to cover required interest, principal, and lease payments, it risks defaults on its debt agreements and leases.  As of December 31, 2011, we had total debt, including interest, of $2.2 billion, with minimum annual payments of $172.3 million due in 2012, and have both long-term operating and capital lease and financing obligations requiring minimum annual payments of $177.0 million in 2012.  If the Company is unable to generate sufficient cash flows to make such payments as required and we are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on the communities secured by the respective indebtedness or, in the case of a lease, could terminate our lease, resulting in loss of income and asset value.  In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community.  In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating the foreclosure of that community.  Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and lease agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because the Company is highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions.  A substantial portion of our future cash flows will be designated to debt service and lease payments.  In the past, we have occasionally been dependent on third-party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future.  In addition, we are periodically required to refinance these obligations as they mature.  As of December 31, 2011, our total debt, including interest, was $2.2 billion, and our payment obligations, including interest, under long-term operating and capital leases were $2.0 billion.  These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates at levels that would result in positive earnings.  In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis.  Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities.  While occupancy levels increased in 2011 in our Same Community Portfolio (the 262 communities we have operated continuously since January 1, 2010), our historical performance has been mixed.  Our occupancy levels may not increase in the future and may never reach levels necessary to achieve net income.

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

We self-insure many of our liabilities.  In recent years, participants in the long-term care industry have experienced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories.  Many of these suits involve large claims and significant legal costs.  We expect that we will occasionally face such suits because of the nature of our business.  For 237 of the 328 communities in our Consolidated Portfolio, we are self-insured and, as such, are responsible for the full loss of any professional liability claims.  Claims against us, regardless of their merit or eventual outcome, may also undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business.  Except on a limited basis (covering 91 of our consolidated communities), we currently do not carry professional liability insurance and, although we review our liability insurance annually, we may not be able to obtain third-party liability insurance coverage in the future or, if available, on acceptable terms.

We face risks associated with selective acquisitions.  We intend to continue to seek selective acquisition opportunities.  However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions.  The acquisition of communities presents a number of risks.  Existing communities available for acquisition may frequently serve or target different market segments than those we presently serve.  It may be necessary in these cases to reposition and renovate acquired communities or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives.  In some cases in the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures.  As a consequence, we currently plan to target assisted living communities with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost.  Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations.  We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis.  We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.  We also face risks associated with acquiring ancillary services businesses, especially since we do not have a history of operating such businesses.

If the Company is unable to refinance its debt that is scheduled to come due in 2012 on reasonable terms, it may have an adverse effect on the Company and the market price of our common stock.  The Company has principal payments on long-term debt of $74.2 million due in 2012, including balloon payments on debt maturing totaling $43.5 million.  If the Company is not able to generate sufficient cash flows to make the required payments or refinance this debt on reasonable terms, it may have a material adverse effect on the market value of our common stock and other adverse effects on our business, financial condition, results of operations, and cash flows.

We expect competition in our industry to increase, which could cause our occupancy rates and resident fees to decline.  The senior living industry is highly competitive, and given the relatively low barriers to entry and continuing healthcare cost containment pressures, we expect that our industry will become increasingly competitive in the future.  It is possible that market saturation in some locales could have an adverse effect on our communities and their ability to reach and maintain stabilized occupancy levels.  Moreover, the senior housing services industry has been subject to pressures that have resulted in the consolidation of many small, local operations into larger regional and national multi-facility operations.  We compete with other companies providing assisted living services as well as numerous other companies providing similar service and care alternatives, such as home healthcare agencies, independent living facilities, retirement communities, and skilled nursing facilities.  We expect that competition from new market entrants will increase as senior living residences achieve increased market awareness.  Some of these competitors may have substantially greater financial resources than we do.  Increased competition may limit our ability to attract or retain residents or maintain our existing rate structures.  This could lead to lower occupancy rates or lower rate structures in our communities.

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

Market forces could undermine our efforts to attract seniors with sufficient resources.  We rely on the ability of our residents to pay our fees from their own or family financial resources.  We believe that only seniors with income or assets meeting or exceeding the comparable median in the region where our senior living communities are located can afford our fees.  The economic recession, the depressed housing market, inflation, or other circumstances may undermine the ability of seniors to pay for our services.  If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline or we may be forced to lower our rental and service rates.

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

If the Company is removed as the Administrative Member of the Sunwest JV, the maximum level of cash distributions to which we could be entitled would be reduced and we would no longer enjoy the right of first opportunity in connection with a sale by Blackstone of a specified portion of the underlying properties.  As the Administrative Member under the Sunwest JV, we are entitled to, among other things, cash distributions at increasing levels in excess of our ownership percentage if the Sunwest JV achieves certain performance criteria and a right of first opportunity to purchase properties or membership interest, as applicable, in the event Blackstone desires to sell a specified portion of the properties under the Sunwest JV.  Upon the occurrence of certain events, which include a material breach of our obligations, or our failure to provide reasonably effective management to the Sunwest JV, Blackstone may remove us as the Administrative Member, which would deprive us of revenue from the JV and the additional rights described above.

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations.  We have a high concentration of communities in various geographic areas, including the states of Florida, Texas, California, Washington, Oregon and Arizona.  As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs and results of operations.  In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by other severe weather conditions or natural disasters such as hurricanes, earthquakes or tornados.  Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

Some of our communities generate infectious medical waste due to the illness or physical condition of the residents.  The management of infectious medical waste, including handling, storage, transportation, treatment, and disposal, is subject to regulation under various laws, including federal and state environmental laws, as described above under Business—Environmental Matters.  These environmental laws set forth the management requirements, as well as permit, record-keeping, notice, and reporting obligations.  Each of our communities has an agreement with a waste management company for the proper disposal of all infectious medical waste.  The use of such waste management companies does not immunize us from alleged violations of such medical waste laws for operations for which we are responsible even if carried out by such waste management companies, nor does it immunize us from third-party claims for the cost to clean up disposal sites at which such wastes have been disposed.  Any finding that we are not in compliance with these environmental laws could adversely affect our business and financial condition.  While we are not aware of non-compliance with environmental laws related to infectious medical waste at our communities, these environmental laws are amended from time to time and we cannot predict when and to what extent liability may arise.  In addition, because these environmental laws vary from state to state, expansion of our operations to states where we do not currently operate may subject us to additional restrictions on the manner in which we operate our communities.

The Chairman of our board of directors, Daniel R. Baty, has personal interests that may conflict with ours.  Mr. Baty has engaged in a number of transactions with us, each of which has been approved by a committee of our independent directors.  For example, Mr. Baty is the principal owner of Columbia Pacific, a private company engaged in the development and operation of senior living communities and hospitals in India and other parts of Asia.  Columbia Pacific and certain of its affiliated partnerships also own assisted living communities, memory care facilities, and independent living facilities in the United States, some of which we manage under various management agreements.  These financial interests and management and financing responsibilities of Mr. Baty with respect to Columbia Pacific and certain of their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

Mr. Baty’s potentially competitive activities are limited by a shared opportunities agreement between him and the Company.  Under the terms of this agreement, Mr. Baty and Columbia Pacific must immediately present to the Company all investment opportunities in senior living communities and ancillary businesses in the United States, Canada, and China.  For transactions in the United States and Canada, we will then have the option to participate in the investment opportunity through an ownership interest and/or management contract as set forth in the agreement.  For transactions in China, we will have the option to invest in the opportunity up to 50% of the equity value and provide management or consulting services.

Mr. Baty financially supports some of our recent transactions and the operations of certain communities that we manage with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support.  As of December 31, 2011, we manage five communities owned by Mr. Baty or Columbia Pacific.  Mr. Baty was also the guarantor of a portion of our obligations under a 24-community lease with an entity in which Mr. Baty has an ownership interest.  We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided the Company with financing in the amount of $18.0 million for two years, which financing was paid off in July 2007.  In 2004, Mr. Baty personally guaranteed $3.0 million of our obligations under a long-term lease with Health Care Property Investors, Inc., an independent REIT, which terminated with the purchase of these communities in August 2007.  Also in 2004, Mr. Baty guaranteed our obligations under a long-term lease relating to 20 communities.  As part of this arrangement, which, as of December 31, 2011, continues to be in effect for nine of the communities (the “Cash Flow Sharing Communities”), he shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  In 2008, we entered into a 50-50 joint venture with Mr. Baty to purchase the real estate of eight of the Cash Flow Sharing Communities, into which Mr. Baty contributed approximately $1.2 million in 2010 related to debt refinancings and $1.1 million in 2009.  In 2009, we borrowed $3.2 million from Columbia Pacific to finance the purchases of two communities that we previously managed for Columbia Pacific.  We subsequently paid off these loans in January 2011.  We believe that we would have been unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support.  The ongoing administration of these transactions, however, could adversely affect these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.  In addition, we cannot guarantee that his support will be available in the future.

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

Our costs of compliance with government regulations may significantly increase in the future.  Federal, state, and local authorities heavily regulate the healthcare industry, as described above under Business—Government Regulation.  Regulations change frequently, and sometimes require us to make expensive changes in our operations.

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

We may be unable to satisfy all regulations and requirements or to acquire and maintain any required licenses on a cost-effective basis.  We have occasionally received notices of regulatory violations, which we have resolved by paying fines or taking other measures such as limiting our business activities at a particular community.  Failure to comply with applicable requirements could lead to enforcement action that could materially and adversely affect business and revenues.  Loss, suspension, or modification of a license may also cause a default under certain of our leases and financing agreements and/or trigger cross-defaults.

The federal and state laws governing assisted living are various and complex.  While we endeavor to comply with all laws that regulate the licensure and operation of our communities, it is difficult to predict how our business could be affected if it were subject to an action alleging such violations.

The Company is also subject to federal and state regulations regarding government-funded public assistance that prohibit certain business practices and relationships.  Because we accept residents who receive financial assistance from governmental sources for their senior living services, we are subject to federal and state regulations that prohibit certain business practices and relationships.  Failure to comply with these regulations could prevent reimbursement for our healthcare services under Medicare or Medicaid or similar state reimbursement programs.  Our failure to comply with such regulations also could result in substantial financial penalties and/or the suspension or inability to renew our operating licenses.  Acceptance of federal or state funds could subject the Company to potential false claims actions or whistleblower claims.

Our intention to enter the rehabilitation services business would subject the Company to additional federal and state laws and regulations and, if the Company fails to comply with these laws and regulations, could subject the Company to substantial financial and other penalties.  We previously announced our intention to acquire businesses that provide rehabilitative care and contract rehabilitation services to the senior living industry.  For example, in October 2011, we acquired a Medicare-certified durable medical equipment products company.  These services are subject to enhanced federal and state laws and regulations, including those regarding acquisition and maintenance of provider and supplier numbers, services provided, quality of care, provision of medically necessary items and services, and billing and claims submission.  Failure to comply with these laws and regulations could subject the Company to substantial financial and other penalties, which could materially and adversely affect our business and revenues.

We face possible environmental liabilities at each of our communities.  Under various federal, state, and local environmental laws, ordinances, and regulations, as described above under Business—Environmental Matters, a current or previous owner or operator of real property may be held liable for the costs of removal or remediation of certain hazardous or toxic substances, including asbestos materials that could be located on, in, or under our community.  These laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of the hazardous or toxic substances.  We could face substantial costs of any required remediation or removal of these substances, and our liability typically is not limited under applicable laws and regulations.  Our liability could exceed our communities’ value or the value of our assets.  We may be unable to sell or rent our communities, or borrow using our communities as collateral, if any of these substances are present or if we fail to remediate them properly.  Under these laws and regulations, if we arrange for the disposal of hazardous or toxic substances such as asbestos materials at a disposal site, we also may be liable for the costs of the removal or destruction of the hazardous or toxic substances at the disposal site.  In addition to liability for these costs, we could be liable for governmental fines and injuries to persons or properties.

Significant reforms to the United States healthcare system could have an adverse effect on our financial position, results of operations and liquidity.  The healthcare reforms contained in the ACA will impact us in some manner, including increasing our costs to provide healthcare benefits to our employees.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  Based on our current assessment, although there are additional expenses that will be incurred in 2012, we do not expect that the ACA will result in a material increase in our operating expenses in 2012.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

The ACA creates a series of robust transparency and reporting requirements for skilled nursing facilities, including requirements to disclose information on organizational structures, financial, clinical and other related data as well as information on officers, directors, trustees or managing employees. Skilled nursing facilities are required to certify to the Secretary of the U.S. Department of Health and Human Services and the U.S. Department of Health and Human Services Office of Inspector General that the information submitted is accurate and current. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Although 87.2% of our 2011 revenues came from private pay sources, these healthcare reforms or other similar healthcare reforms could have an adverse effect on our financial position, results of operations and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a reduction in our revenues and operating margins or otherwise adversely affect our business, financial position, results of operations, and liquidity.  We depend on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a portion of our revenues. For the year ended December 31, 2011, we derived approximately 12.8% of our total revenues from the Medicare and Medicaid programs.  The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes.

There are continuing efforts to reform governmental healthcare programs, both as part of the ACA enacted in 2010 and otherwise, that could result in major changes in the healthcare delivery and reimbursement system on a national and state level.  Reforms or other changes to the payment systems may be proposed or could be adopted by Congress or Centers for Medicare and Medicaid Services (“CMS”). This could result in attempts to reduce or eliminate payments for federal and state healthcare programs, including Medicare and Medicaid. Moreover, weak economic conditions are also adversely affecting the budgets of individual states and of the federal government.

CMS issued a final rule on July 29, 2011 updating Medicare payment rates for skilled nursing centers effective October 1, 2011.  CMS has projected the impact of the rule changes will result in an average 11.1% decrease in payments to skilled nursing facilities.  We believe that these changes could reduce our annual revenues by approximately $8.0 million.

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also established a 12-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction was to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021.  Since such legislation was not enacted by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions will automatically begin on January 1, 2013, split evenly between domestic and defense spending. Payments to Medicare providers would be subject to these automatic spending reductions, subject to a 2% cap. At this time, it is unclear how this automatic reduction may be applied to various Medicare healthcare programs.

Although we cannot predict what other reform proposals will be adopted or finally implemented, healthcare reform and regulations, such as those described above, could have an adverse effect on our business, financial position, results of operations and liquidity through, among other things, decreasing funds available for our services or increased operating costs.

In addition to the risks described above, investing in Emeritus common stock involves the following risks:

We may experience volatility in the market price of Emeritus common stock due to the lower trading volume and lower public ownership of Emeritus common stock.  The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile.  In particular, the volatility of our share price is influenced by lower trading volume and lower public ownership relative to some of our publicly-held competitors, as well as recent turmoil in the stock market.  For example, our closing stock price ranged from $13.64 per share to $25.90 per share during 2011.  Because approximately 40.5% of our outstanding shares were owned by affiliates as of December 31, 2011, our stock is relatively less liquid and, therefore, more susceptible to large price fluctuations than many other companies’ shares.

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

Insiders have substantial control over the Company and are able to influence corporate matters.  We entered into a shareholders’ agreement in connection with the acquisition of Summerville Senior Living, Inc. (“Summerville”), dated March 29, 2007, as amended April 30, 2010, between us, AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate Investment Fund III, L.P., and Apollo Real Estate Investment Fund IV, L.P. (collectively, the “Apollo shareholders”), Saratoga Partners IV, L.P., Saratoga Coinvestment IV, LLC, and Saratoga Management Company LLC (collectively, the “Saratoga shareholders”), and Mr. Baty and certain of his affiliates (collectively, the “Baty shareholders”).  Under the terms of this shareholders’ agreement, a representative of each of the Baty shareholders, the Saratoga shareholders and the Apollo shareholders was elected or appointed to our board of directors.  However, in 2010, the representative of the Saratoga shareholders resigned from our board of directors and has not been replaced.  While the Saratoga shareholders have elected to not designate a new board representative, they have not permanently waived their right to designate a representative under the amended shareholders’ agreement.  Our directors and executive officers and their affiliates, including the Baty shareholders, the Apollo shareholders, and the Saratoga shareholders and their affiliates owned, in the aggregate, approximately 40.5% of our outstanding common stock as of December 31, 2011. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets.  This concentration of ownership could limit a shareholder’s ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing shareholders could cause our stock price to decline.  As of December 31, 2011, the Company has outstanding approximately 44,989,861 shares of common stock, of which our executive officers and directors, affiliates controlled by them, and other affiliates of ours beneficially own 18,228,305 shares.

The shares received by the Apollo shareholders in the Summerville acquisition were eligible for sale in the public market beginning September 1, 2008, subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended.  However, pursuant to a registration rights agreement entered into on March 29, 2007, as amended on March 31, 2010, with the Apollo shareholders, the Baty shareholders, the Saratoga shareholders, and Mr. Cobb, we agreed to register shares of common stock beneficially owned by certain of the Apollo shareholders and Saratoga shareholders under certain circumstances.  In particular, we filed a shelf registration statement, which was declared effective by the SEC on January 16, 2008, to permit public resale of 4,859,008 shares beneficially owned by Apollo shareholders and 1,800,000 shares beneficially owned by certain Saratoga shareholders.  Pursuant to this registration statement, these shareholders are able to publicly resell the identified Emeritus shares without restriction.  Moreover, if one or more parties to the registration rights agreement exercise their rights with respect to the shares they own, additional shares may become eligible for public resale without restriction.  In November 2010, we sold 5,575,000 shares of Emeritus common stock in a public offering, of which 1,000,000 shares were sold by Apollo shareholders.

As of December 31, 2011, options for a total of 4,470,939 shares of common stock were outstanding under our equity incentive plans, of which a total of 2,358,563 shares were then exercisable.  Of the shares exercisable, 1,562,870 shares were exercisable at a price in excess of our stock trading price as of December 31, 2011.  All of the shares issuable on exercise of such vested options are eligible for sale in the public market.  If our executive officers, directors, or significant shareholders sell, or indicate an intention to sell, substantial amounts of Emeritus common stock in the public market, the trading price of our stock could decline.

In addition, we may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our shareholders.  These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us.  Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution.  In December 2011, we issued a total of 435,000 shares of restricted stock to certain of our executive officers, which will vest over four years if specified Company performance criteria are met.

Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.  As of December 31, 2011, 44,989,861 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.

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

Our issuance of preferred stock could adversely affect holders of our common stock.  Our board of directors is authorized to issue preferred stock without any action on the part of our holders of common stock.  Our board of directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends, or if we liquidate, dissolve, or wind up our business, and other terms.  If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock, or the price of our common stock, could be adversely affected.

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

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Communities

We operate 478 senior living communities in 44 states, most of which consist of one-story to three-story buildings and include common dining and social areas.  Frequently, a community provides multiple types of service.  Of the 478 communities we operate, 297 offer memory care services, 82 offer some independent living services, and 26 offer skilled nursing services.  The table below summarizes information regarding our Operated Portfolio as of December 31, 2011.
	Number of			Communities
States	Communities	Units	Beds	Own	Lease	Manage
Arizona	20	1,778	1,984	11	4	5
Arkansas	5	496	502	4	1	–
California	59	5,953	6,769	15	37	7
Colorado	8	851	910	3	3	2
Connecticut	6	474	529	–	4	2
Delaware	2	152	173	1	1	–
Florida	43	4,614	5,431	25	17	1
Georgia	20	1,177	1,443	5	1	14
Idaho	5	368	418	5	–	–
Illinois	8	810	939	4	4	–
Indiana	6	513	652	3	3	–
Iowa	3	224	255	2	–	1
Kansas	4	269	308	3	1	–
Kentucky	4	326	368	1	1	2
Louisiana	6	526	609	5	1	–
Maryland	7	656	718	1	5	1
Massachusetts	11	1,143	1,224	4	7	–
Michigan	2	216	240	1	1	–
Minnesota	2	211	409	–	–	2
Mississippi	7	552	624	5	1	1
Missouri	2	286	324	–	1	1
Montana	4	396	447	1	1	2
Nebraska	5	454	516	–	–	5
Nevada	5	438	526	2	1	2
New Hampshire	1	90	100	1	–	–
New Jersey	10	1,004	1,089	5	5	–
New Mexico	4	408	501	–	–	4
New York	14	1,172	1,304	11	–	3
North Carolina	8	651	713	6	1	1
North Dakota	1	85	85	–	–	1
Ohio	17	1,532	1,843	3	11	3
Oklahoma	7	534	632	–	2	5
Oregon	34	2,614	2,927	1	–	33
Pennsylvania	6	459	590	5	–	1
South Carolina	15	1,473	1,643	3	4	8
Tennessee	11	687	783	1	4	6
Texas	52	4,626	5,990	33	6	13
Utah	4	370	418	–	2	2
Vermont	1	101	113	1	–	–
Virginia	12	993	1,308	5	6	1
Washington	28	2,163	2,429	10	5	13
West Virginia	3	276	334	1	–	2
Wisconsin	4	412	463	–	–	4
Wyoming	2	114	123	–	–	2
	478	42,647	49,706	187	141	150

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol ESC.  The following table sets forth for the periods indicated the high and low closing prices for Emeritus common stock as reported on the NYSE.

	2011		2010
	High	Low	High	Low
First Quarter	$25.90	$18.91	$20.77	$17.54
Second Quarter	25.89	19.75	23.48	16.31
Third Quarter	22.40	13.71	18.40	14.89
Fourth Quarter	18.61	13.64	20.72	16.73

As of March 1, 2012, we had 79 holders of record of Emeritus common stock, although there is a much larger number of beneficial owners.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return provided to shareholders on shares of Emeritus common stock relative to the cumulative total returns of the S&P 500 Index, S&P Smallcap 600 Index, NYSE Composite Index, and a customized peer group selected by us for the period beginning on December 31, 2006 and ending on December 31, 2011.  In making this comparison, an investment of $100 with reinvestment of all dividends is assumed to have been made in our common stock in each index and in the peer group.  Stock price performance shown below for our common stock is historical and not necessarily indicative of future price performance.

	December 31,
	2006	2007	2008	2009	2010	2011
Emeritus Corporation	100.00	101.21	40.36	75.45	79.32	70.46
S&P Smallcap 600 Index	100.00	99.70	68.72	86.29	108.99	110.10
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.75
NYSE Composite Index	100.00	108.87	66.13	84.83	96.19	92.50
Peer Group	100.00	72.61	14.02	35.52	44.64	37.79

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” for or as of each of the years in the five-year period ended December 31, 2011, are derived from the consolidated financial statements of Emeritus Corporation.  The consolidated balance sheets as of December 31, 2011 and 2010 and consolidated statements of operations for each of the years in the three-year period ended December 31, 2011, are included in the Exhibits, Financial Statements and Schedules section of this Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$1,254,770	$1,007,065	$898,732	$772,443	$538,874
Total operating expenses	1,193,083	947,449	849,866	773,362	521,904
Operating income (loss) from continuing operations	61,687	59,616	48,866	(919)	16,970
Net other expense	(111,361)	(116,875)	(102,013)	(100,957)	(60,509)
Loss from continuing operations before income taxes	(49,674)	(57,259)	(53,147)	(101,876)	(43,539)
Benefit of (provision for) income taxes	(1,019)	762	(336)	(1,020)	(812)
Loss from continuing operations	(50,693)	(56,497)	(53,483)	(102,896)	(44,351)
Loss from discontinued operations	(21,570)	(1,345)	(1,335)	(2,043)	(4,390)
Net loss	(72,263)	(57,842)	(54,818)	(104,939)	(48,741)
Net loss attributable to the noncontrolling interest	354	883	943	188	–
Net loss attributable to Emeritus Corporation common shareholders	$(71,909)	$(56,959)	$(53,875)	$(104,751)	$(48,741)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.14)	$(1.39)	$(1.34)	$(2.63)	$(1.64)
Discontinued operations	(0.49)	(0.03)	(0.03)	(0.05)	(0.16)
	$(1.63)	$(1.42)	$(1.37)	$(2.68)	$(1.80)

Weighted average number of common shares outstanding:
Basic and diluted	44,312	39,974	39,183	39,075	27,152

	December 31,
	2011	2010	2009	2008	2007
Consolidated Operating Data:
Communities Emeritus Corporation owns or leases	328	306	266	262	248
Number of units	29,905	28,277	24,055	23,719	21,819

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,670	$110,124	$46,070	$27,254	$67,710
Working capital deficit	(100,079)	(17,728)	(7,482)	(15,209)	(31,433)
Total assets	2,810,328	2,613,792	2,089,940	2,095,193	1,885,480
Long-term debt, less current portion	1,528,710	1,305,757	1,375,088	1,355,149	711,664
Capital lease and financing obligations, less current portion	619,088	629,797	165,372	180,684	497,039
Total Emeritus Corporation shareholders’ equity	279,100	344,345	312,082	359,401	458,507

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

Emeritus is the nation’s largest provider of assisted living and Alzheimer’s/memory care services.  As of December 31, 2011, we operated 478 senior living communities in 44 states.

Fiscal 2011 in Review

Emeritus’ results for fiscal 2011 reflect the resiliency of our business model, the needs-driven nature of our primarily assisted living business and the talent and dedication of our employees. Our business has performed well this year despite the ongoing economic downturn.  We continued to execute our business strategy, which includes acquisitions, as discussed in detail in Business—Business Strategy, in this Form 10-K.  Our business fundamentals remain consistent, as evidenced by growth in 2011 revenue, revenue per unit, and average occupancy rate in our Same Community Portfolio (as defined below under Same Community Portfolio).

In 2011, total operating revenues increased to $1.3 billion from $1.0 billion in 2010 and $898.7 million in 2009.  Operating income from continuing operations was $61.7 million in 2011 compared to $59.6 million in 2010 and $48.9 million in 2009.  We recorded a net loss attributable to our common shareholders of $71.9 million in 2011 compared to net losses of $57.0 million in 2010 and $53.9 million in 2009.  Positive cash flows generated by operating activities amounted to $74.1 million in 2011 compared to $83.7 million in 2010 and $64.0 million in 2009.

Looking Ahead to 2012

The United States economy remains sluggish and we cannot predict future economic conditions or their impact on our financial condition and results of operations.  However, we continue to believe that the needs-driven nature of our business, potential pent-up demand and reduced supply of new senior housing construction in our sector will support improved operating performance, especially if combined with economic recovery.

For 2012, we expect moderate revenue growth driven by increased Same Community Portfolio revenues and 2011 community acquisitions that will reflect a full year of revenue in 2012.  We expect modest consolidated operating margin improvement, given our current revenue and expense expectations, and we expect that general and administrative expenses as a percentage of total operated revenue will be consistent with 2011.

As part of our long-term strategy, we intend to continue to selectively pursue acquisitions.

Our Portfolios

As of December 31, 2011, our Consolidated Portfolio had a capacity of approximately 35,100 beds in 38 states, and our Operated Portfolio had a capacity of approximately 49,700 beds in 44 states.  The following table shows a three-year comparison of our Consolidated and Operated Portfolios.

	December 31, 2011			December 31, 2010		December 31, 2009
	Community Count		Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	187		15,309	165	13,683	163	13,401
Leased	141	(a)	14,596	141	14,594	103	10,654
Consolidated Portfolio	328		29,905	306	28,277	266	24,055
Managed	9		933	10	1,034	12	1,325
Managed - Joint Ventures	141		11,809	163	13,401	24	1,818
Operated Portfolio	478		42,647	479	42,712	302	27,198

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

(a)
We account for 80 of the 141 leased communities as operating leases, 58 as capital leases, and the remaining three as financing leases.  We do not include the assets and liabilities of the 80 operating lease communities on our consolidated balance sheets.

(b)	Skilled nursing units are represented in terms of beds.

Our Portfolios as of December 31, 2011 consisted of the following types of service:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,284	2,965	726	148	186	15,309
Leased	10,803	2,239	671	826	57	14,596
Consolidated Portfolio	22,087	5,204	1,397	974	243	29,905
Managed	569	183	161	–	20	933
Managed - Joint Ventures	6,831	1,372	3,120	195	291	11,809
Operated Portfolio	29,487	6,759	4,678	1,169	554	42,647

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
Significant Transactions

During 2011, 2010, and 2009, we entered into a number of transactions that affected the number of communities we own, lease, and manage, our financing arrangements, and our capital structure.  These transactions are summarized below.  Our most significant transaction in recent years affecting the number of communities that we operate was our participation in the Sunwest JV, which commenced operations in August 2010.  In January 2010, we entered into the Sunwest JV with affiliates of Blackstone and Columbia Pacific.  During the last half of 2010, the Sunwest JV acquired 144 communities previously operated by Sunwest, of which we currently manage 139 communities.  We entered into management agreements with the Sunwest JV to manage the portfolio of communities for a fee equal to 5.0% of gross collected revenues.  In June 2011, we acquired Blackstone’s ownership interest in 24 communities that we managed on behalf of the Blackstone JV, a previously unconsolidated joint venture in which Emeritus owned 19.0% and Blackstone owned 81.0% of the ownership interests.

For details on significant transactions that affected the comparability of the financial statements included in this Form 10-K, see Note 4, Acquisitions and Other Significant Transactions.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Transactions affecting our Operated Portfolio for the three years ended December 31, 2011 are summarized in the following table:

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2008				160			102	38

2009 Activity
Autumn Ridge	Jan 2009	94	Disposition	(1)	N/A	N/A	–	–
Emeritus at Broadmoor	Jan 2009	40	Expansion	–	N/A	N/A	–	–
Emeritus at Northdale	Jan 2009	84	Operating lease	–	N/A	N/A	1	–
Emeritus at Urbandale	Jan 2009	38	Development	1	6,632	5,461	–	–
Sunwest Management	Jan 2009	210	Third party (c)	–	N/A	N/A	–	2
Emeritus at College Park	Jun 2009	85	Acquisition (d)	1	10,579	9,010	–	(1)
Emeritus at Trace Pointe	Oct 2009	100	Acquisition (d)	1	15,783	14,100	–	(1)
Isle at Emerald Court	Oct 2009	96	Disposition	–	N/A	N/A	–	(1)
Emeritus at Merced	Oct 2009	83	Acquisition (d)	1	6,250	5,000	–	(1)
Count as of December 31, 2009				163			103	36

2010 Activity
Cottonbloom Assisted Living	Jan 2010	45	Disposition	–	N/A	N/A	–	(1)
Emeritus at Westwind Gardens	Jan 2010	46	Managed	–	N/A	N/A	(1)	1
National Health Investors, Inc.	Jan 2010	336	Capital lease	–	N/A	N/A	8	–
Emeritus at Eastover	Feb 2010	88	Financing lease	–	N/A	N/A	1	–
Emeritus at Laurelwood	Jun 2010	115	Disposition	–	N/A	N/A	(1)	–
HCP, Inc.	Jun 2010	548	Operating leases	–	N/A	N/A	4	–
Peachtree Village Retirement	Jun 2010	61	Disposition	–	N/A	N/A	–	(1)
Rainbow Assisted Living	Jun 2010	106	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Aug 2010	168	Managed	–	N/A	N/A	–	2
Sunwest Management	Aug 2010	63	Managed (e)	–	N/A	N/A	–	2
Sunwest JV	Aug 2010	10,740	Joint venture	–	N/A	N/A	–	128
Emeritus at Marlton Crossing	Sep 2010	110	Financing lease	–	N/A	N/A	1	–
Sunwest JV	Sep 2010	470	Joint venture	–	N/A	N/A	–	8
Emeritus at Heritage House	Oct 2010	100	Financing lease	–	N/A	N/A	1	–
Emeritus at Westwind Gardens	Oct 2010	46	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Oct 2010	100	Disposition	–	N/A	N/A	–	(1)
Emeritus at Altamonte Springs	Nov 2010	118	Disposition	(1)	N/A	N/A	–	–
HCP, Inc.	Nov 2010	3,239	Capital leases	–	N/A	N/A	27	–
Emeritus at Mandarin	Nov 2010	147	Acquisition (f)	1	10,500	12,040	(1)	–
Emeritus at Clearwater	Dec 2010	173	Acquisition (f)	1	11,000	6,440	(1)	–
Emeritus at Chenal Heights	Dec 2010	80	Acquisition	1	11,200	9,520	–	–
Sunwest JV	Dec 2010	163	Joint venture	–	N/A	N/A	–	1
Count as of December 31, 2010				165			141	173

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	Δ in Leased Count	Δ in Managed Count
2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (h)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Managed	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (h)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (g)	24	144,130	58,608	–	(24)
Emeritus at Fillmore Pond	Jul 2011	101	Acquisition	1	20,935	15,825	–	–
Emeritus at Vista Oaks and
Emeritus at Summer Ridge	Jul 2011	135	Acquisition	2	19,700	14,700	–	–
Emeritus at Lakeland Hills	Aug 2011	170	Disposition	(1)	N/A	N/A	–	–
Emeritus at Long Cove Pointe	Sep 2011	81	Joint venture	–	N/A	N/A	–	1
Emeritus at Bayside Terrace	Oct 2011	154	Disposition					(1)
Colonial Gardens	Oct 2011	47	Disposition					(1)
Emeritus at Pavillion	Dec 2011	174	Disposition	(1)	N/A	N/A	–	–
Emeritus at Cambria	Dec 2011	79	Disposition	(1)	N/A	N/A		–
Emeritus at Palisades	Dec 2011	158	Disposition	(1)	N/A	N/A		–
Emeritus at Cielo Vista	Dec 2011	66	Disposition	(1)	N/A	N/A		–
Emeritus at Desert Springs	Dec 2011	30	Disposition	(1)	N/A	N/A		–

Count as of December 31, 2011				187			141	150

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements or expansions and dispositions.
(c)	We managed these communities for Sunwest Management until the Sunwest JV acquired them in August 2010. We now manage them for the Sunwest JV.
(d)	Acquisition of communities previously operated under management agreements.
(e)	We manage these communities for Sunwest Management. They are not included in the Sunwest JV.
(f)	Acquisition of communities previously operated under lease agreements.
(g)	Represents the purchase of Blackstone's 81% ownership interest in the joint venture. See Note 4, Acquisitions and Other Significant Transactions ̶
2011 Blackstone JV Acquisition.
(h)	Management of units previously operated by an unrelated third party.

Results of Operations

Sources of Revenues

As described in detail in Item 1—Business, we generate revenues by providing senior housing and related healthcare services to the senior population.  We are the largest provider of assisted living and memory care services in the United States, with a capacity for approximately 50,000 residents.  Assisted living and memory care units comprise approximately 85% of our total Operated Portfolio.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

The two basic drivers of our community revenues are the rates we charge our residents and the occupancy levels we achieve in our communities.  In evaluating the rate component, we utilize the average monthly revenue per occupied unit, computed by dividing the total operating revenue for a particular period by the average number of occupied units for the same period.  In evaluating the occupancy component, we track the average occupancy rate, computed by dividing the average units occupied during a particular period by the average number of units available during the period.

We rely primarily on our residents’ ability to pay our charges from their own or family resources and expect that we will do so for the foreseeable future.  Private pay residents represent 87.2% of our payor mix.  We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated.  Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases.  Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to the ongoing economic downturn, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 12.8% of our community revenues in 2011 compared to 11.3% in 2010 and 9.9% in 2009.  This increase is due primarily to the lease acquisition of 27 communities in November 2010 that included 450 skilled nursing units, most of which receive Medicare reimbursement.  Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.  There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  On July 29, 2011, CMS issued its final rule reducing Medicare reimbursement rates by an average of 11.1%, which took effect on October 1, 2011.  Although we believe that we can offset a portion of the decrease through cost savings and improved occupancy in our skilled nursing operations, the potential impact of the lower reimbursement levels totals approximately $8.0 million annually, beginning with the October 1, 2011 effective date.  We are currently unable to estimate the potential impact of other possible governmental cost containment measures.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.

Same Community Portfolio

Of the 328 communities included in our Consolidated Portfolio as of December 31, 2011, we include 262 communities in our “Same Community Portfolio.”  Our Same Community Portfolio consists of communities that we have continuously operated from January 1, 2010 to December 31, 2011 and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Selected data from our Same Community Portfolio is as follows:

	Year Ended December 31,
	2011	2010	$Δ	% Δ (a) (b)
	(in thousands, except percentages)

Community revenue	$928,172	$916,148	$12,024	1.3%
Community operations expense	(610,309)	(593,320)	(16,989)	(2.9)%
Community operating income	$317,863	$322,828	$(4,965)	(1.5)%

Average monthly revenue per occupied unit	$3,829	$3,783	$46	1.2%
Average occupancy rate	87.8%	87.7%		0.1 ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

Revenues from our Same Community Portfolio represented 75.2% of our total community revenue for the year ended December 31, 2011.

Of the $12.0 million increase in same community revenues, $11.1 million was due to improvements in average revenue per occupied unit and $873,000 was due to improved occupancy.  Although the average occupancy rate in our Same Community Portfolio for 2011 was relatively flat compared to 2010, the number of residents increased due to more residents opting for companion living arrangements, particularly in our memory care units.  This contributed to the increase in revenues, as did increased required levels of resident care.

The increase of $17.0 million in community operating expense from the Same Community Portfolio included a $5.8 million, or 2.1%, increase in total labor, a $1.6 million increase in payroll taxes, and a $1.7 million increase in workers compensation expenses as compared to 2010.  These increases in total labor and benefits were offset somewhat by decreased expenses in other categories.  Most of the increase in salaries and wages was due to the increase in the number of residents compared to the prior year.  Salaries and wages on a per-resident-day basis increased by 1.2%.  The remaining increase of $7.9 million in same community operating expense included increases in bad debt, raw food, maintenance, professional liability, and other general expense increases across various operating expense categories.

For purposes of analyzing our results of operations for 2010 compared to 2009, we define our Same Community Portfolio 2010 as those communities that we have continuously operated from January 1, 2009 to December 31, 2010, which comprised 254 of our 306 consolidated communities as of December 31, 2010.  Selected data from our Same Community Portfolio 2010 is as follows:

	Year Ended December 31,
	2010	2009	$Δ	% Δ

Community revenue	$902,185	$871,648	$30,537	3.5%
Community operations expense	(584,132)	(565,954)	(18,178)	(3.2%)
Community operating income	$318,053	$305,694	$12,359	4.0%

Average month revenue per occupied unit	$3,761	$3,656	$105	2.9%
Average occupancy rate	87.7%	87.2%		0.5ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Revenues from our Same Community Portfolio 2010 represented 90.7% of our total community revenue for the year ended December 31, 2010.  Of the $30.5 million increase in same community revenue from 2009 to 2010, $24.8 million was due to improvements in average revenue per occupied unit and $5.7 million was due to improved occupancy.

The increase of $18.2 million in community operating expense from the Same Community Portfolio 2010 included a $9.7 million increase in total labor and benefits, of which payroll taxes increased $2.6 million and salaries and wages expense increased $7.7 million, or 2.9%, as compared to 2009.  These increases were offset somewhat by lower health insurance expenses that resulted from changes we made to our health insurance plan during 2010.  Most of the increase in salaries and wages was due to the increase in the number of residents compared to the prior year.  Salaries and wages on a per-resident-day basis increased by 0.1%.  The remaining increase of $8.5 million in same community operating expense included increases in bad debt, raw food, maintenance, real estate taxes, and other expenses across various operating expense categories.

Consolidated Results of Operations:  2011 Compared to 2010

Net Loss Attributable to Emeritus Corporation Common Shareholders:

We reported a net loss attributable to Emeritus Corporation common shareholders of $71.9 million for 2011 compared to $57.0 million for 2010.  As discussed below in the section Liquidity and Capital Resources, the Company has incurred significant losses since its inception but has generated positive cash flow from operating activities since 2001.

The $14.9 million increase in net loss is due primarily to non-operating items, including a $20.2 million increase in loss from discontinued operations, which represents impairment charges and costs to sell certain underperforming communities.  Non-operating income and expense included a $42.3 million increase in interest expense, due primarily to community acquisitions, and a $42.1 million gain on the acquisition of the Blackstone JV communities.

Operating income from continuing operations increased by $2.1 million to $61.7 million in 2011.  The increase in operating income reflects the acquisition of communities and an increase in management fee revenues, offset by an increase in transaction costs.

A summary of activity during 2011 compared to 2010 is as follows:

•	Total operating revenues increased $247.7 million, or 24.6%, to $1.3 billion for 2011 from $1.0 billion for 2010.
•	Operating income from continuing operations increased $2.1 million, or 3.5%, to $61.7 million for 2011.
•	Net loss attributable to Emeritus Corporation common shareholders was $71.9 million for 2011 compared to $57.0 million for 2010.
•	Average occupancy decreased to 86.3% for 2011 from 86.9% for 2010.
•	Average rate per occupied unit increased 6.5% to $4,065 for 2011 from $3,817 for 2010.
•	Net cash provided by operating activities was $74.1 million for 2011 compared to $83.7 million for 2010.
•	During 2011, we added 30 new communities to our Consolidated Portfolio and disposed of eight.

The details of each of the components of net loss are set forth below.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Total Operating Revenues
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$928,172	$916,148	$12,024	1.3%
Acquisitions, development and expansion	308,095	82,416	225,679	273.8%
Unallocated community revenue (a)	(2,602)	(3,385)	783	23.1%
Community revenue	1,233,665	995,179	238,486	24.0%
Management fees	21,105	11,886	9,219	77.6%
Total operating revenues	$1,254,770	$1,007,065	$247,705	24.6%

Average monthly revenue per occupied unit	$4,065	$3,817	$248	6.5%
Average occupancy rate	86.3%	86.9%		(0.6) ppt

(a) Comprised primarily of deferred move-in fees.

Revenues from communities not in our Same Community Portfolio increased by $225.7 million due to acquisitions during 2011 and 2010, including the 24 Blackstone JV communities purchased in 2011 and 27 communities acquired under a lease in November 2010.  The change in unallocated community revenue of $783,000 resulted primarily from a decrease in the deferral of revenue for resident move-in fees, which we recognize over the average resident stay.

As of December 31, 2011, we managed 139 communities for the Sunwest JV and 11 other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $18.0 million and $6.3 million to management fee revenues in 2011 and 2010, respectively.  The Blackstone JV contributed $1.5 million to management fee revenues in the five-month period ended May 31, 2011 and $3.6 million in 2010.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

Community Operating Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$610,309	$593,320	$16,989	2.9%
Acquisitions, development and expansion	219,505	61,912	157,593	254.5%
Unallocated community expenses	17,353	6,908	10,445	151.2%
Community operations	$847,167	$662,140	$185,027	27.9%
As a percentage of total operating revenues	67.5%	65.7%		1.8 ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase from 2010 to 2011 is due primarily to a net increase in the number of communities in our Consolidated Portfolio due to acquisitions.  Of the $157.6 million increase in expense due to acquisitions, the largest contributor was an increase in total labor and benefits of $99.4 million as well as increases in other categories required to provide services to residents, including skilled nursing residents.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Community operating expense in our Same Community Portfolio increased by $17.0 million, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011, we implemented an improved labor hours tracking system.

The increase in unallocated community expenses was attributable primarily to self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the Company’s ultimate exposure under our self-insurance programs.  During 2011, we recorded $13.7 million in expenses for professional and general self-insurance for changes in estimates of open prior year claims exposure, including an unfavorable jury verdict, while during 2010 we recorded $2.0 million in expense for such items.  These changes in estimates were based on claims experience and actuarial valuation reports.  This contributed $11.7 million to the year-over-year increase.  Additionally, we recorded expenses of $2.2 million during 2011, as compared to $3.2 million during 2010, for prior year workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$88,767	$74,480	$14,287	19.2%
As a percentage of total operating revenues	7.1%	7.4%		(0.3) ppt

The increase in general and administrative expenses is due primarily to additional regional and corporate staffing to support the communities added to our Operated Portfolio in the latter half of 2010, which resulted in a $13.4 million increase in salaries and benefits.  Included in this increase was noncash stock-based compensation expense, which increased by $2.2 million to $8.1 million in 2011 from $5.9 million in 2010.

General and administrative expense as a percentage of community operating revenues for our Operated Portfolio decreased to 5.3% for 2011 from 6.0% for 2010, due to the significant acquisition activity during the latter half of 2010, which contributed to an increase in our total operating revenues in excess of corresponding increases in administrative infrastructure expenses.  The increase in our revenue base reflects the Sunwest JV management contracts and other acquisitions, as well as revenue increases from our Same Community Portfolio.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  We computed these percentages as follows:

	Year Ended December 31,
	2011		2010
	(in thousands, except percentages)
General and administrative expenses		$88,767		$74,480
Sources of revenue:
Owned and leased	$1,233,665		$995,179
Managed	429,616		243,787
Total revenue for all communities in our Operated Portfolio		$1,663,281		$1,238,966

General and administrative expenses as a percent of
all sources of revenue		5.3%		6.0%
General and administrative expenses less stock-based
compensation as a percent of all sources of revenue		4.8%		5.5%

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Transaction Costs
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$9,826	$1,842	$7,984	N/M
As a percentage of total operating revenues	0.8%	0.2%		0.6 ppt

Transaction costs primarily represent professional fees, due diligence expenses and other out-of-pocket costs related to pending and completed community purchases accounted for as business combinations, which we expensed during 2011.  Transaction costs in 2011 include $7.8 million in payments for our purchase of rights related to nine of 18 communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 8, Related–Party Agreements) and $1.2 million related to the acquisition of the Blackstone JV communities.  The remaining costs in both periods primarily represent professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$122,372	$86,697	$35,675	41.1%
As a percentage of total operating revenues	9.8%	8.6%		1.2 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $31.4 million and an increase in amortization expense of $4.3 million.  The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio as well as depreciation on improvements to our existing communities.  The increase in amortization expense is the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

Community Lease Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$108,627	$99,020	$9,607	9.7%
Above/below market rent	7,532	8,635	(1,103)	(12.8%)
Deferred straight-line rent accruals	8,792	14,635	(5,843)	(39.9%)
Community leases	$124,951	$122,290	$2,661	2.2%
As a percentage of total operating revenues	10.0%	12.1%		(2.1) ppt

The increase in community lease expense reflects an increase in cash operating lease expense due to rent escalators, which was partially offset by a lower level of deferred straight-line rent accruals.  Additionally, we acquired four communities under operating leases in June 2010; this increase in lease expense was offset in part when we purchased the underlying real property of two leased communities in December 2010.  We leased 80 communities under operating leases as of both December 31, 2011 and 2010.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Interest Income
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$429	$494	$(65)	(13.2%)
As a percentage of total operating revenues	–	–		– ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$157,262	$114,952	$42,310	36.8%
As a percentage of total operating revenues	12.5%	11.4%		1.1 ppt

The increase in interest expense was due primarily to the acquisition in November 2010 of 27 capital leases as well as a net increase in debt obligations related to the increase in owned communities, including the 24 Blackstone JV communities.

Change in Fair Value of Derivative Financial Instruments
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$3,081	$(182)	$3,263	N/M
As a percentage of total operating revenues	0.2%	–		0.2 ppt

The balances represent noncash income (expense) resulting from changes in the fair value of our interest rate swap and interest rate cap.  See Note 14, Fair Value Measurements and Note 6, Long-Term Debt.

Net Equity Earnings or Losses for Unconsolidated Joint Ventures

	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(3,081)	$(915)	$(2,166)	(236.7%)
As a percentage of total operating revenues	(0.2%)	(0.1%)		(0.1) ppt

The equity losses in 2011 are comprised primarily of equity losses of $3.8 million from the Sunwest JV and equity earnings of $921,000 from the Blackstone JV (through May 31, 2011).  We acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  The equity losses in the 2010 period are comprised primarily of equity losses of $2.1 million from the Sunwest JV and equity earnings of $1.2 million from the Blackstone JV.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

The equity losses from the Sunwest JV, which commenced operations on August 5, 2010, include the impact of transaction expenses related to the purchase of its communities.  These transaction expenses contributed $885,000 to our portion of the equity losses in 2010.

Equity earnings and losses related to the Blackstone JV are impacted by changes in the fair value of its interest rate swap, which were recorded in the Blackstone JV’s earnings until our June 1, 2011 acquisition of these communities.  Changes in the fair value of this swap resulted in equity earnings of $425,000 in 2011 and $547,000 in 2010.  Excluding the changes in the fair value of the interest rate swap, equity earnings from the Blackstone JV would have been $496,000 and $668,000 in 2011 and 2010, respectively.

The average occupancy rate for our unconsolidated joint ventures increased to 82.2% in 2011 from 80.1% in 2010, due primarily to an overall increase in occupancy in the Sunwest JV.  Average monthly revenue per occupied unit decreased to $3,322 in 2011 from $3,547 in 2010, primarily as a result of our purchase of the Blackstone JV communities, which had higher overall rates than our other unconsolidated joint ventures.

For more information about our joint ventures, including summary operating data, see Note 2. Investments in Unconsolidated Joint Ventures.

Acquisition Gain

	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Acquisition gain	$42,110	$–	$42,110	N/M
As a percentage of total operating revenues	3.4%	–		3.4 ppt

The acquisition gain recorded in 2011 resulted from the remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions for further detail.

Other, net
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$3,362	$(1,320)	$4,682	354.7%
As a percentage of total operating revenues	0.3%	(0.1%)		0.4 ppt

Other, net during 2011 consisted primarily of a gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $1.1 million and resident late fee finance charges of $583,000.

Other, net in 2010 consisted primarily of the amortization of deferred gains of $1.2 million and resident late fee finance charges of $567,000, offset by $2.8 million in transaction costs and $328,000 in other miscellaneous non-operating expenses.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Income Taxes
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Benefit of (provision for) income taxes	$(1,019)	$762	$(1,781)	(233.7%)
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

The income tax provision for 2011 represented estimated state income and franchise tax liabilities.  For 2010, we recorded $2.0 million of federal and state income tax benefits resulting from the resolution of contingencies on a portion of our unrecognized tax benefit liabilities.  These benefits were offset in part by accruals for state income and franchise tax liabilities.

Loss from Discontinued Operations
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(21,570)	$(1,345)	$(20,225)	N/M
As a percentage of total operating revenues	(1.7%)	(0.1%)		(1.6) ppt

Loss from discontinued operations in 2011 represents impairment charges and net losses on the sales of eight communities.  See Note 9, Discontinued Operations and Note 11, Fair Value Disclosures—Impairment of Long-Lived Assets.  Loss from discontinued operations in 2010 consists primarily of losses on the sales of two communities.  We did not reclassify the revenues and expenses of communities sold in 2011 and 2010 to loss from discontinued operations because we do not believe that the results of operations are material to the consolidated statements of operations.

Consolidated Results of Operations:  2010 Compared to 2009

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

The $3.1 million increase in net loss occurred despite improvements in operating income from continuing operations, which increased by $10.7 million to $59.6 million for 2010.  The increase in operating income reflects the acquisition of communities, a significant increase in management contracts, improvements in operating margins (community revenues less community operating expenses), and a decrease in amortization expense.  Offsetting these year–over–year improvements was interest expense, which increased by $8.6 million, net equity earnings or losses for unconsolidated joint ventures, which decreased by $2.2 million, and other, net, which decreased by $2.5 million.

A summary of activity during 2010 compared to 2009 is as follows:

•	Total operating revenues increased $108.3 million, or 12.1%, to $1.0 billion for 2010 from $898.7 million for 2009;
•
Operating income from continuing operations increased $10.7 million to $59.6 million for 2010 compared to $48.9 million for 2009.  Our net loss attributable to Emeritus Corporation common shareholders was $57.0 million for 2010 compared to $53.9 million for 2009;

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

•	Average occupancy increased to 86.9% for 2010 from 86.7% for 2009;
•	Average rate per occupied unit increased 4.8% to $3,817 for 2010 from $3,641 for 2009; and
•	Net cash provided by operating activities was $83.7 million for 2010 compared to $64.0 million for 2009.
•	During 2010, we added 43 new communities to our Consolidated Portfolio and disposed of three; during 2009, we added five new communities and disposed of one.
•	During 2010, we entered into agreements to manage 139 communities for the Sunwest JV, which added $6.3 million to management fee revenues for the period from August 5, 2010 through December 31, 2010

The details of each of the components of net loss are set forth below.

Total Operating Revenues
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio 2010	$902,185	$871,648	$30,537	3.5%
Acquisitions, development and expansion	96,167	22,026	74,141	N/M
Unallocated community revenue	(3,173)	(631)	(2,542)	N/M
Community revenue	995,179	$893,043	102,136	11.4%
Management fees	11,886	5,689	6,197	108.9%
Total operating revenues	$1,007,065	$898,732	$108,333	12.1%

Average monthly revenue per occupied unit	$3,817	$3,641	$176	4.8%
Average occupancy rate	86.9%	86.7%		0.2 ppt (b)

The increase of $30.5 million from the 254 communities in our Same Community Portfolio 2010 consisted of $24.8 million in rate improvement and $5.7 million in occupancy gains.  Although the average occupancy rate in our Same Community Portfolio 2010 was relatively flat compared to 2009, the number of residents increased due to more residents opting for companion living arrangements, particularly in our memory care units.  This contributed to the increase in revenues, as did increased required levels of resident care.

Revenues from communities not in our Same Community Portfolio 2010 increased by $74.1 million due to acquisitions during 2010.  The change in unallocated community revenue of $2.5 million resulted primarily from an increase in the deferral of revenue for resident move-in fees, which we recognize over the average resident stay.

As of December 31, 2010, we managed 139 communities for the Sunwest JV, 23 communities for the Blackstone JV, and 11 other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $6.3 million to management fee revenues in 2010.  The Blackstone JV contributed $3.6 million to management fee revenues in 2010 and $3.5 million in 2009.

Community Operating Expense
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio 2010	$584,132	$565,954	$18,178	3.2%
Acquisitions, development and expansion	70,818	18,987	51,831	273.0%
Unallocated community expenses	7,190	842	6,348	N/M
Community operations	$662,140	$585,783	$76,357	13.0%
As a percentage of total operating revenues	65.7%	65.2%		0.5 ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Community operating expense represents direct costs incurred to operate the communities and includes costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  Community operating expense in our Same Community Portfolio 2010 increased by $18.2 million, as described above under Same Community Portfolio.  The increase from 2009 to 2010 was due primarily to a net increase in the number of communities in our Consolidated Portfolio due to acquisitions.  Of the $51.8 million increase in acquisition, development, and expansion expense, the largest contributor was an increase in total labor and benefits of $33.2 million.

The $6.3 million increase in unallocated community expenses was attributable primarily to self-insurance reserve adjustments.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under our self-insurance programs.  During 2010, we recorded $2.0 million in expenses for professional and general self-insurance for changes in estimates of open prior year claims exposure while during 2009 we recorded $2.8 million in expense reductions.  These changes in estimates were based on claims experience and actuarial valuation reports.  This contributed $4.8 million to the year-over-year increase.  Additionally, we recorded expenses of $3.2 million during 2010 as compared to $845,000 during 2009 for prior year workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$74,480	$63,647	$10,833	17.0%
As a percentage of total operating revenues	7.4%	7.1%		0.3 ppt

The increase in general and administrative expenses reflected our growth during 2010, including increased infrastructure to support the Sunwest JV management contracts and other acquired communities.  The increase was due primarily to salaries and benefits for regional and corporate overhead positions, which increased by $9.7 million, resulting from increases in both the number of personnel and in average salaries of existing personnel.  Included in this increase was noncash stock compensation expense, which increased by $1.8 million to $5.9 million for 2010 from $4.1 million for 2009.

General and administrative expense as a percentage of community operating revenues for our Operated Portfolio for 2010 decreased to 6.0% for 2010 from 6.3% for 2009, due to an increase in our total operating revenues in excess of corresponding increases in administrative infrastructure expenses.  We computed these percentages as follows:

	Year Ended December 31,
	2010		2009
	(in thousands, except percentages)
General and administrative expenses		$74,480		$63,647
Sources of revenue:
Owned and leased	$995,179		$893,043
Managed for third parties	243,787		117,094
Total revenue for all communities in our Operated Portfolio		$1,238,966		$1,010,137

General and administrative expenses as a percent of
all sources of revenue		6.0%		6.3%
General and administrative expenses less stock-based
compensation as a percent of all sources of revenue		5.5%		5.9%

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Transaction Costs
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$1,842	$517	$1,325	256.3%
As a percentage of total operating revenues	0.2%	0.1%		0.1 ppt

Transaction costs primarily represent professional fees, due diligence expenses and other out-of-pocket costs related to pending and completed community purchases accounted for as business combinations, which we expensed during 2010 and 2009.

Impairments on Long-Lived Assets
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Impairments on long-lived assets	$–	$6,308	$(6,308)	N/M
As a percentage of total operating revenues	–	0.7%		(0.7) ppt

We recorded no impairment losses in operating income from continuing operations during 2010.  In 2009, we recorded a $6.3 million impairment loss representing adjustments to the carrying values of certain communities that were previously held for sale.

For a detailed discussion of these impairments and how they were calculated, see Note 14, Fair Value Measurements.

Depreciation and Amortization Expense:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$86,697	$77,138	$9,559	12.4%
As a percentage of total operating revenues	8.6%	8.6%		– ppt

The increase in depreciation and amortization expense represented an increase in depreciation expense of $12.5 million and a decrease in amortization expense of $3.0 million.  The increased depreciation expense was due primarily to a net increase of 37 communities added to our Consolidated Portfolio that we accounted for as capital or financing leases as well as an increase in owned communities and expansions of existing communities.  The decrease of $3.0 million in amortization expense from $6.2 million in 2009 to $3.2 million in 2010 was due primarily to the in-place resident contract intangible asset acquired in our acquisition of Summerville in September 2007.  This asset was fully amortized in the first quarter of 2009 and accounted for $3.8 million of the 2009 expense.  This decrease in expense was offset in part by amortization of resident contract intangibles acquired in the purchases of five communities since January 1, 2009.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

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
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

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

For more information about our joint ventures, see Note 2. Investments in Unconsolidated Joint Ventures.

Other, net:
	Year Ended December 31,
	2010	2009	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$(1,320)	$1,158	$(2,478)	(214.0%)
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

Other, net in 2010 consisted primarily of the amortization of deferred gains of $1.2 million and resident late fee finance charges of $567,000, offset by $2.8 million in transaction costs and $328,000 in other miscellaneous non-operating expenses.

Other, net in 2009 consisted primarily of the amortization of deferred gains of $769,000 and resident late fee finance charges of $546,000.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Loss from discontinued operations of $1.3 million for 2010 primarily consisted of losses on the sales of one community that we sold in June 2010 and one community that we sold in January 2010.  The loss from discontinued operations of $1.3 million for 2009 represented the net operating results of one community that we sold in January 2010, including an impairment charge of $1.2 million, and the loss on the sale of one community that we sold in January 2009.  We did not reclassify the revenues and expenses of communities sold in 2010 and 2009 to loss from discontinued operations because we do not believe that the results of operations are material to the consolidated statements of operations.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market, significant declines in consumer confidence, and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued into 2009 with only moderate signs of a recovery during 2010 and 2011.  We believe that the recovery is likely to continue to be slow in 2012.  However, we believe that the needs-driven demand for our services continues to grow and remains resilient due, in large part, to an increasingly aging population as well as limited new senior living construction, as evidenced by our relative stability in Same Community occupancy and improvements in average rates.

At December 31, 2011, we had cash on hand of $43.7 million compared to $110.1 million at December 31, 2010.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $100.1 million and $17.7 million at December 31, 2011 and 2010, respectively.  The deficit increased primarily because we used cash in 2011 to invest in community acquisitions and property and equipment.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of December 31, 2011 included a $19.9 million deferred tax asset and, as part of current liabilities, $39.3 million of deferred revenue and unearned rental income.  A $19.9 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $43.5 million in scheduled balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of December 31, 2011.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

Sources and Uses of Cash

We expect to use our cash to invest in our core business as well as other new business opportunities related to our core business.  As discussed above, we expect to refinance or extend our balloon payments in 2012; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by conserving its capital expenditures and operating expenses or selling communities or a combination thereof.  In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

We may use our available cash resources to make proportionate capital contributions to our equity method investees. We may also seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth strategy.  Significant acquisitions and/or other new business opportunities will likely require additional outside funding.  We do not plan to pay cash dividends to our common shareholders in the foreseeable future.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Other than normal operating expenses, we expect that cash requirements for 2012 will consist primarily of capital expenditures.  We expect to increase expenditures for remodeling and refurbishment of existing communities, systems and technology investments in the communities and in the support infrastructure.

The following is a summary of information from our consolidated statements of cash flows for the three years ended December 31, 2011 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by operating activities	$74,102	$83,701	$64,007
Net cash used in investing activities	(172,660)	(71,602)	(58,669)
Net cash provided by financing activities	32,104	51,955	13,478
Net increase (decrease) in cash and cash equivalents	(66,454)	64,054	18,816
Cash and cash equivalents at the beginning of the year	110,124	46,070	27,254
Cash and cash equivalents at the end of the year	$43,670	$110,124	$46,070

For the years ended December 31, 2011, 2010, and 2009, we reported positive net cash from operating activities in our consolidated statements of cash flows.  Our operating cash flows in 2011 included $7.9 million in contract buyout costs treated as transaction expenses (see Note 8, Related–Party Agreements).

We used cash in investing activities during 2011 primarily for the acquisition of the Blackstone JV Communities, which amounted to $97.2 million (net of $4.2 million of cash acquired and including $58.6 million from additional borrowings), the purchase of six other communities, which amounted to $83.0 million, and capital expenditures of $33.3 million, partially offset by proceeds from the sale of communities and investment securities totaling $40.9 million.  In 2010, we paid $33.0 million to purchase communities.  In addition, we used cash in investing activities primarily for our investments in joint ventures, net of distributions, which amounted to $18.2 million, and capital expenditures of $23.6 million.

We obtained cash from financing activities primarily as a result of borrowing $121.0 million during the current period to purchase communities, of which $58.6 million was related to the Blackstone JV acquisition, and $177.1 million to refinance existing debt.  We used cash in financing activities in the current period primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, we paid $6.7 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture (see Note 8), which amount is classified as a distribution to noncontrolling interest. In the prior year period, cash used in financing activities was primarily for principal payments on long-term debt and capital leases.  In November 2010, we received net cash proceeds of $80.3 million from the public offering of our common stock.  Also in 2010, we borrowed $28.0 million to finance the purchase of three communities.

As of December 31, 2011, the Company had payment obligations for long-term debt and capital and financing leases due in 2012 totaling approximately $91.2 million.  During 2011, we refinanced or extended approximately $295.9 million of long-term debt obligations and repaid $3.2 million of debt due to affiliates of Mr. Baty.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Payment Commitments

The following table summarizes our contractual obligations at December 31, 2011 (in thousands):

	Principal and Lease Payments Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,602,885	$74,175	$237,165	$235,530	$1,056,015
Capital and financing leases including current portion	636,092	17,004	52,987	81,206	484,895
Operating leases	955,957	109,959	226,977	230,215	388,806
Liability related to unrecognized tax benefits (b)	405	–	–	–	–
	$3,195,339	$201,138	$517,129	$546,951	$1,929,716

(a)	Includes all payments due within one year. This is different from final balloon payments of principal due in 2011 stated elsewhere in this Form 10-K.
(b)
We have recognized total liabilities related to unrecognized tax benefits of $405,000 as of December 31, 2011.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of these amounts within the next year.

The following table summarizes interest on our contractual obligations at December 31, 2011 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$552,028	$98,136	$181,475	$152,429	$119,988
Capital and financing lease obligations	445,704	49,992	100,309	90,316	205,087
	$997,732	$148,128	$281,784	$242,745	$325,075

The amounts above do not include our guarantee of the mortgage debt payable to a bank by one of our joint ventures with Wegman, the Deerfield JV.  Emeritus has a 50% ownership interest in this joint venture and we account for it as an unconsolidated equity method investment.  As of December 31, 2011, the Deerfield JV loan balance was $7.4 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.5%.  Emeritus and Wegman have each provided to the lender an unconditional guarantee of payment of this loan.  In the event that we would be required to repay this loan, we would be entitled to recoup 50% of such payment from Wegman.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

As of December 31, 2011, the Company had approximately $1.6 billion of mortgage debt and notes payable outstanding comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 69.5% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (“SPEs”) and are secured by the assets of each SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of the SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $376.1 million, or approximately 23.5% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company’s guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $113.1 million provided by real estate investment trusts (“REITs”) to facilitate community acquisitions, or approximately 7.1% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests in community lease agreements between the specific REIT and the Company, and performance under the debt obligations is guaranteed by the Company.  The Company guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the commencement of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of December 31, 2011, we operated 141 communities under long-term lease arrangements, of which 116 were leased from publicly traded REITs.  Of the 141 leased properties, 53 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the commencement of legal proceedings under bankruptcy.  Remedies in these events of default vary but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.

Additionally, our debt and lease agreements generally require us to escrow or spend a minimum of between $250 and $450 per unit/bed per year for community maintenance.  Historically, we have spent in excess of these per

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

unit/bed amounts; however, there is no assurance that we will have funds available to escrow or spend these per unit/bed amounts in the future.  If we do not escrow or spend the required minimum annual amounts, we will be in default of the applicable debt or lease agreement, which could trigger cross-default provisions in our outstanding debt and lease arrangements.

As of December 31, 2011, we were in violation of financial covenants in a debt agreement covering three communities with an aggregate outstanding principal balance of $28.0 million.  We obtained a waiver from the lender through December 31, 2011 and, as such, are currently in compliance.  As required, we will test for compliance again on the next measurement date of March 31, 2012.  This loan matures in November 2012 and we are in negotiations to refinance it.  In addition, we were in violation of a financial covenant in master lease agreements covering 10 communities.  We obtained a waiver from the lessor through June 30, 2013 and, as such, are currently in compliance.  See Note 17, Subsequent Events.

Summary of Critical Accounting Policies and Use of Estimates

Critical accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations and require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in our reporting materially different amounts under different conditions or using different assumptions.

We believe that our accounting policies regarding investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision became known.  For a summary of all of our significant accounting policies, see Note 1, Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies.

Investments in Joint Ventures

We have investments in joint ventures with equity interests ranging from 6.0% to 51.0%.  Generally accepted accounting principles (“GAAP”) require that at the time we enter into a joint venture, we must determine whether the joint venture is a variable interest entity and, if so, whether we are the primary beneficiary and thus required to consolidate the entity.  In performing this analysis, we consider various factors such as the amount of our ownership interest, our voting rights, the extent of our power to direct matters that significantly impact the entity’s activities, and our participating rights.  We must also reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such an increase in the entity’s activities, assets, or equity investments, among other things.

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
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

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

In 2011, we early adopted Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  This revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a “qualitative” assessment to determine whether a further impairment test is necessary.  As a result, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance when evaluating potential impairment for goodwill.  If, after completing such assessment, it is determined that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed.  The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Emeritus is comprised of a single reporting unit.  We performed our qualitative assessment as of October 31, 2011 and determined that it was not “more likely than not” that the fair value of our reporting unit was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011.

Our impairment loss assessment contains uncertainties because it requires us to apply judgment to estimate whether there has been a decline in the fair value of our Company reporting unit, including estimating future cash flows, and if necessary, the fair value of our assets and liabilities.  As we periodically perform this assessment, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Stock-Based Compensation

We measure the fair value of stock awards at the grant date based on the fair value of the award and recognize the expense over the related service period.  For stock options, we use the Black-Scholes option pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the expected dividend yield.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock awards expected to vest.  We estimate the forfeiture rate based on historical experience.  Changes in our assumptions could materially affect the estimate of fair value of stock-based compensation; however, a 10.0% change in our critical assumptions including volatility and expected term would not have a material impact for fiscal year 2011.

The Company’s restricted stock awards vest only upon the achievement of performance targets.  GAAP requires recognition of compensation cost only when achievement of performance conditions is considered probable.  Consequently, our determination of the amount of stock compensation expense requires a significant level of

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

judgment in estimating the probability of achievement of these performance targets.  Additionally, we must make estimates regarding employee forfeitures in determining compensation expense.  Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of December 31, 2011, we operated 141 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.

We are self-insured for professional liability risk with respect to 237 of the 328 communities in our Consolidated Portfolio.  The other 91 communities are insured with conventional indemnity policies.  The liability for self-insured known claims and incurred but not yet reported claims was $24.5 million and $10.8 million at December 31, 2011 and 2010, respectively.  We believe that the range of reasonably possible losses as of December 31, 2011, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $23.1 million to $30.6 million.  The high end of the range reflects the potential for high-severity losses.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured known claims and incurred but not yet reported claims was $26.3 million and $17.5 million at December 31, 2011 and 2010, respectively, which is included in accrued employee compensation and benefits in the consolidated balance sheets.  We believe that the range of reasonably possible losses as of December 31, 2011, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $24.0 million to $28.6 million.

For health insurance, we self-insure each participant up to $200,000 or $350,000 per year, depending upon the particular coverage plan, above which a catastrophic insurance policy covers any additional costs.  The liability for self-insured incurred but not yet reported claims is included in accrued employee compensation and benefits in the consolidated balance sheets and was $9.5 million and $7.8 million at December 31, 2011 and 2010, respectively.  A 10.0% change in the estimated liability at December 31, 2011 would have increased or decreased Operated Portfolio expenses during 2011 by approximately $951,000.  We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties such as the Sunwest JV, based on their proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our consolidated income from operations would be less sensitive than the difference indicated above.

Liabilities associated with the risks that are retained by Emeritus are not discounted and we estimate them, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.  For professional liability and workers’ compensation claims, we engage third-party actuaries to assist us in estimating the related liabilities.  In doing so, we record liabilities for estimated losses for both known claims and incurred but not reported claims.  These estimates are based on historical paid and incurred losses and ultimate losses using several actuarial methods.  The estimated accruals for these liabilities could be significantly affected if future occurrences and claims differ from these assumptions and historical trends.  Changes in self-insurance reserves are recorded as an increase or decrease to expense in the period that the determination is made.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  The ACA did not have a material financial impact on our Company in 2011.  Although there are additional expenses that will be incurred in 2012, we do not expect that the ACA will result in a material increase in our operating expenses in 2012.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of December 31, 2011, we have established a valuation allowance such that our net deferred tax asset is zero.

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

Recent Accounting Pronouncements

For information regarding accounting pronouncements recently issued by the FASB that we have not yet adopted, see Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies—Recent Accounting Pronouncements Not Yet Adopted.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be excluded or included in most measures under GAAP.

Definition of Adjusted EBITDA:

We define Adjusted EBITDA as net income (loss) adjusted for the following items:

•	Depreciation and amortization;
•	Interest income;
•	Interest expense;
•	Net equity earnings or losses for unconsolidated joint ventures;
•	Provision for income taxes;
•	Loss from discontinued operations;
•	Certain noncash revenues and expenses; and
•	Acquisition, development, and financing expenses.

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

Limitations of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to our losses to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss include:

•	The items excluded from the calculation of Adjusted EBITDA/EBITDAR generally represent income or expense items that may have a significant effect on our financial results;

•	Items determined to be non-recurring in nature could, nevertheless, re-occur in the future; and

•
Depreciation and amortization, while not directly affecting our current cash position, does represent wear and tear and/or reduction in value of our properties.  If the cost to maintain our properties exceeds our

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

expected routine capital expenditures, then this could affect our ability to attract and retain long-term residents at our communities.

An investor or potential investor may find this important in evaluating our financial position and results of operations.  We use these non-GAAP measures to provide a more complete understanding of the factors and trends affecting our business.

Adjusted EBITDA/EBITDAR are not alternatives to net loss, loss from continuing operations, or cash flows provided by operating activities as calculated and presented in accordance with GAAP.  You should not rely on Adjusted EBITDA/EBITDAR as substitutes for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net loss to Adjusted EBITDA/EBITDAR presented below, along with our consolidated balance sheets, statements of operations, and statements of cash flows.  In addition, because Adjusted EBITDA/EBITDAR are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures as presented may differ from and may not be comparable to similarly titled measures used by other companies.

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months and year ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net loss	$(27,976)	$(15,393)	$(72,263)	$(57,842)
Depreciation and amortization	32,307	25,352	122,372	86,697
Interest income	(74)	(128)	(429)	(494)
Interest expense	41,418	33,599	157,262	114,952
Net equity losses for unconsolidated
joint ventures	1,829	596	3,081	915
Provision for income taxes	362	(1,733)	1,019	(762)
Loss from discontinued operations	3,915	(384)	21,570	1,345
Amortization of above/below market rents	1,754	2,104	7,532	8,635
Loss on lease termination	–	2,419	–	2,419
Amortization of deferred gains	(274)	(293)	(1,125)	(1,197)
Stock-based compensation	1,224	1,457	8,106	5,934
Change in fair value of derivative financial instruments	(1,045)	–	(3,081)	182
Deferred revenue	316	(84)	2,601	3,372
Deferred straight-line rent	1,663	3,404	8,792	14,635
Contract buyout costs	1,586	–	7,842	–
Impairment of long-lived assets	–	–	–	162
Loss/(gain) on sale of assets	(73)	–	(73)	–
Gain on sale of investments	–	–	(1,569)	–
Acquisition gain	–	–	(42,110)	–
Acquisition, development, and financing expenses	(895)	1,212	2,403	2,325
Self-insurance reserve adjustments	4,133	2,668	15,911	5,263
Adjusted EBITDA	60,170	54,796	237,841	186,541
Community lease expense, net	28,322	26,040	108,627	99,020
Adjusted EBITDAR	$88,492	$80,836	$346,468	$285,561

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2011	2010	2011	2010
Adjusted EBITDAR	$88,492	$80,836	$346,468	$285,561
Interest income	74	128	429	494
Interest expense	(41,418)	(33,599)	(157,262)	(114,952)
Provision for income taxes	(362)	1,733	(1,019)	762
Amortization of loan fees	1,003	713	3,283	2,964
Allowance for doubtful receivables	2,251	1,804	8,090	5,418
Changes in operating assets and liabilities, net	(6,420)	480	3,812	9,097
Contract buyout costs	(1,586)	–	(7,842)	–
Acquisition, development, and financing expenses	895	(1,212)	(2,403)	(2,325)
Loss on early extinguishment of debt	1,770	–	1,770	–
Self-insurance reserve adjustments	(4,133)	(2,668)	(15,911)	(5,263)
Operating lease expense	(28,322)	(26,040)	(108,627)	(99,020)
Discontinued operations cash component	(2,401)	–	(2,440)	10
Other	506	1,027	5,754	955
Net cash provided by operating activities	$10,349	$23,202	$74,102	$83,701

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;
•	Contract buyout costs;
•	Repayment of capital lease and financing obligations;
•	Recurring capital expenditures; and
•	Distributions from unconsolidated joint ventures, net.

We define CFFO, as adjusted, as CFFO adjusted for self-insurance reserve adjustments related to prior years and unusual income tax benefits.

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

This metric measures our overall liquidity based on operational factors that we can influence in the short term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by us and our board of directors:  (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases); (ii) to assess our ability to make regular recurring routine capital expenditures to maintain and improve our communities on a period-to-period basis; (iii) for planning purposes, including preparation of our

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

annual budget; (iv) in setting various covenants in our credit agreements; and (v) in determining levels of executive compensation.

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

The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net cash provided by operating activities	$10,349	$23,202	$74,102	$83,701
Changes in operating assets and liabilities, net	6,420	(480)	(3,812)	(9,097)
Contract buyout costs (Note 8)	1,586	–	7,842	–
Repayment of capital lease and financing obligations	(3,793)	(3,234)	(14,249)	(12,098)
Recurring capital expenditures	(3,667)	(4,389)	(17,299)	(14,092)
Distributions from unconsolidated joint ventures, net (1)	55	594	1,519	1,975
Cash From Facility Operations	10,950	15,693	48,103	50,389
Self-insurance reserve adjustments	4,133	2,668	15,911	5,263
Adjust for unusual income tax benefits	–	(2,037)	–	(2,037)
Cash From Facility Operations, as adjusted	$15,083	$16,324	$64,014	$53,615

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Continued
Years ended December 31, 2011, 2010, and 2009

The table below provides information about our debt and capital lease and financing obligations, including weighted average interest rates on these obligations as of December 31, 2011 (in thousands, except interest rates).

	Expected maturity year
	2012	2013	2014	2015	2016	Thereafter	Total	Fair value	Average interest rate
Long-term debt	$74,175	$37,731	$199,434	$20,672	$214,858	$1,056,015	$1,602,885	$1,660,451	6.09%
Capital lease obligations	17,004	22,982	30,005	37,825	43,382	484,894	636,092		8.34%

Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At December 31, 2011, we had approximately $350.9 million of variable rate borrowings based on the monthly LIBOR.  Of this total variable rate debt, $11.9 million varies with LIBOR with no LIBOR floors or ceilings.  For every 1.0% change in the LIBOR on this $11.9 million in variable rate debt, interest expense will either increase or decrease by $119,000.  As of December 31, 2011, the weighted average variable rate was 3.98% in excess of LIBOR on $11.9 million of the variable rate debt, and the monthly and 90-day LIBOR was 0.295% and 0.581%, respectively.  In addition, we have variable rate debt of $339.0 million that has LIBOR floors at a weighted average floor of 0.94% and a weighted average spread of 4.21%, for a total weighted average rate of 5.15%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 0.94% weighted average floor.  Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2011.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.

The downturn in the United States housing market in 2008 triggered a constriction in the availability of credit that continued through 2011.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, supplementary data and the Report of Independent Registered Public Accounting Firm are included under Item 15, beginning on page F-1, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.  Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we evaluated (pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)  Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2011.  KPMG LLP, the independent registered public accounting firm that performed the audit of our consolidated financial statements included with this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011, which is on page F-3 of this Form 10-K.

(c)  Changes in internal controls   Our management has evaluated the effectiveness of our internal control over financial reporting through December 31, 2011.  Through our ongoing evaluation process to determine whether any changes occurred in internal control over financial reporting in the fourth quarter of 2011, we concluded that there were no such changes that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Equity Compensation Plan Information

The following table provides information about Emeritus common stock that may be issued under our existing equity compensation plans and arrangements as of December 31, 2011, including the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”), the Amended and Restated Option Plan for Non-employee Directors (the “Directors Plan”), and the 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  The material terms of each of these plans and arrangements are described in Note 9. Stock Plans, in this Form 10-K.

	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (1)	Weighted-average exercise price of outstanding options, warrants, and rights	Number of shares remaining available for future issuance under equity compensation plans excluding shares reflected in column (a) (2)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	4,470,939	$18.52	1,322,345
Equity compensation plans not approved by shareholders	—	—	—
Total	4,470,939	$18.52	1,322,345

(1)	Represents outstanding options to purchase shares under the 2006 Plan, the Directors Plan, and the 1995 Plan.

(2)	Represents 853,733 shares available for grant under the 2006 Plan, 194,000 shares available for grant under the Directors Plan and 274,612 shares available for purchase under the 2009 ESP Plan.

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

SIGNATURES

Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 8, 2012.

                                  Emeritus Corporation
                                              (Registrant)

                                  By:  /s/  Robert C. Bateman
                                  Name:  Robert C. Bateman
                                  Title:    Executive Vice President-Finance,
                                                   and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2012:

/s/ Daniel R. Baty	/s/ Granger Cobb
Daniel R. Baty - Chairman of the board of directors	Granger Cobb - Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Robert C. Bateman	/s/ Raymond R. Brandstrom
Robert C. Bateman - Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Raymond R. Brandstrom – Vice Chairman of the board of directors, Secretary

/s/ Stanley L. Baty	/s/ Bruce L Busby
Stanley L. Baty - Director	Bruce L. Busby - Director

/s/ Stuart Koenig	/s/ Robert E. Marks
Stuart Koenig - Director	Robert E. Marks - Director

/s/ James R. Ladd	/s/ Richard Macedonia
James R. Ladd - Director	Richard Macedonia - Director

/s/ H. R. Brereton Barlow
H. R. Brereton Barlow - Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Emeritus Corporation

We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Seattle, Washington
March 8, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Emeritus Corporation

We have audited Emeritus Corporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting” (Item 9A. (b)).  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 8, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 8, 2012

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

ASSETS

	December 31,	December 31,
	2011	2010
Current Assets:
Cash and cash equivalents	$43,670	$110,124
Short-term investments	3,585	2,874
Trade accounts receivable, net of allowance of $2,294 and $1,497	26,195	23,055
Other receivables	16,117	7,215
Tax, insurance, and maintenance escrows	20,501	22,271
Prepaid insurance expense	36,020	28,852
Deferred tax asset	19,934	15,841
Other prepaid expenses and current assets	8,140	6,417
Total current assets	174,162	216,649
Investments in unconsolidated joint ventures	15,428	19,394
Property and equipment, net of accumulated depreciation of $407,952 and $304,495	2,355,425	2,163,556
Restricted deposits	16,427	14,165
Goodwill	118,725	75,820
Other intangible assets, net of accumulated amortization of $48,722 and $36,109	100,873	100,239
Other assets, net	29,288	23,969
Total assets	$2,810,328	$2,613,792

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$74,175	$73,197
Current portion of capital lease and financing obligations	17,004	14,262
Trade accounts payable	7,959	7,840
Accrued employee compensation and benefits	70,936	53,663
Accrued interest	9,061	7,969
Accrued real estate taxes	11,791	12,306
Accrued professional and general liability	24,525	10,810
Other accrued expenses	19,477	18,759
Deferred revenue	16,348	13,757
Unearned rental income	22,965	21,814
Total current liabilities	274,241	234,377
Long-term debt obligations, less current portion	1,528,710	1,305,757
Capital lease and financing obligations, less current portion	619,088	629,797
Deferred gain on sale of communities	4,789	5,914
Deferred straight-line rent	61,481	50,142
Other long-term liabilities	39,283	36,299
Total liabilities	2,527,592	2,262,286
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 44,989,861 and 44,193,818 shares	4	4
Additional paid-in capital	822,345	814,209
Accumulated other comprehensive income	–	1,472
Accumulated deficit	(543,249)	(471,340)
Total Emeritus Corporation shareholders' equity	279,100	344,345
Noncontrolling interest-related party	3,636	7,161
Total shareholders' equity	282,736	351,506
Total liabilities, shareholders' equity, and noncontrolling interest	$2,810,328	$2,613,792

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Community revenue	$1,233,665	$995,179	$893,043
Management fees	21,105	11,886	5,689
Total operating revenues	1,254,770	1,007,065	898,732

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	847,167	662,140	585,783
General and administrative	88,767	74,480	63,647
Transaction costs	9,826	1,842	517
Impairments on long-lived assets	–	–	6,308
Depreciation and amortization	122,372	86,697	77,138
Community leases	124,951	122,290	116,473
Total operating expenses	1,193,083	947,449	849,866
Operating income from continuing operations	61,687	59,616	48,866

Other income (expense):
Interest income	429	494	1,035
Interest expense	(157,262)	(114,952)	(106,340)
Change in fair value of derivative financial instruments	3,081	(182)	849
Net equity earnings (losses) for unconsolidated joint ventures	(3,081)	(915)	1,285
Acquisition gain	42,110	–	–
Other, net	3,362	(1,320)	1,158
Net other expense	(111,361)	(116,875)	(102,013)

Loss from continuing operations before income taxes	(49,674)	(57,259)	(53,147)
Benefit of (provision for) income taxes	(1,019)	762	(336)
Loss from continuing operations	(50,693)	(56,497)	(53,483)
Loss from discontinued operations	(21,570)	(1,345)	(1,335)
Net loss	(72,263)	(57,842)	(54,818)
Net loss attributable to the noncontrolling interest	354	883	943
Net loss attributable to Emeritus Corporation common shareholders	$(71,909)	$(56,959)	$(53,875)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.14)	$(1.39)	$(1.34)
Discontinued operations	(0.49)	(0.03)	(0.03)
	$(1.63)	$(1.42)	$(1.37)

Weighted average common shares outstanding: basic and diluted	44,312	39,974	39,183

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(72,263)	$(57,842)	$(54,818)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	122,372	86,697	77,138
Amortization of above/below market rents	7,532	8,635	9,684
Loss on lease termination	–	2,419	–
Amortization of deferred gains	(1,125)	(1,197)	(769)
Acquisition gain	(42,110)	–	–
Net loss on sale of assets	902	795	–
Impairment of long-lived assets	17,947	722	7,542
Loss on early extinguishment of debt	1,978	–	–
Gain on sale of investments	(1,569)	–	–
Amortization of loan fees	3,283	2,964	3,227
Allowance for doubtful receivables	8,090	5,418	3,464
Equity investment losses (earnings)	3,081	915	(1,285)
Stock-based compensation	8,106	5,934	4,100
Change in fair value of derivative financial instruments	(3,081)	182	(849)
Deferred straight-line rent	8,792	14,635	18,866
Deferred revenue	2,601	3,372	830
Other	5,754	955	793
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(14,406)	(15,326)	(3,612)
Prepaid expenses	(5,106)	(636)	(10,626)
Other assets	(3,592)	(1,042)	(493)
Trade accounts payable	(793)	1,982	(1,418)
Other accrued expenses and current liabilities	25,140	27,818	7,186
Security deposits and other long-term liabilities	2,569	(3,699)	5,047
Net cash provided by operating activities	74,102	83,701	64,007
Cash flows from investing activities:
Acquisition of property and equipment	(33,340)	(23,593)	(30,452)
Community acquisitions, net of cash acquired	(180,228)	(33,015)	(32,626)
Deposits	525	–	(974)
Proceeds from the sale of assets	40,947	5,262	2,677
Lease and contract acquisition costs	(368)	(1,508)	(365)
Advances from (to) affiliates and other managed communities, net	(2,224)	(530)	918
Distributions from (contributions to) unconsolidated joint ventures, net	2,028	(18,218)	2,153
Net cash used in investing activities	(172,660)	(71,602)	(58,669)
Cash flows from financing activities:
Sale of stock, net	2,804	82,623	1,028
Contribution from (distribution to) non-controlling interest	(6,668)	1,228	1,132
Decrease (increase) in restricted deposits	(2,092)	437	(1,710)
Purchase of interest rate cap contract	(1,590)	–	–
Debt issuance and other financing costs	(10,063)	(2,776)	(885)
Proceeds from long-term borrowings and financings	297,991	28,000	42,439
Repayment of long-term borrowings and financings	(234,029)	(45,459)	(19,443)
Repayment of capital lease and financing obligations	(14,249)	(12,098)	(9,705)
Tax benefit of stock compensation	–	–	622
Net cash provided by financing activities	32,104	51,955	13,478
Net (decrease) increase in cash and cash equivalents	(66,454)	64,054	18,816
Cash and cash equivalents at the beginning of the year	110,124	46,070	27,254
Cash and cash equivalents at the end of the year	$43,670	$110,124	$46,070
See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)

	Year Ended December 31,
	2011	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$147,017	$111,949	$102,050
Cash paid during the period for income taxes	1,211	1,053	3,190
Cash received during the period for income tax refunds	112	1,977	694
Noncash financing and operating activities:
Debt refinanced	77,668	–	–
Capital lease and financing obligations	391	447,100	480
Receivable from exercise of stock options	25	–	–
Unrealized gain on investment in marketable equity securities	–	665	807
Adjustments related to sale of leased property:
Decrease in capital lease assets	–	(2,756)	–
Decrease in capital lease obligations	–	2,648	–
Adjustments related to purchase of leased properties:
Deferred rent	–	187	–
Above/(below) market rents	–	(2,349)	–
Discount on security deposits	–	58	–
Sale-leaseback transactions:
Increase in property and equipment	–	32,811	968
Increase in intangible assets	–	1,389	–
Financing lease obligation	–	(34,200)	4,115
Increase in deferred gain	–	–	(5,212)
Decrease in deferred straight-line rent	–	–	129
Blackstone JV acquisition:
Fair value of assets acquired	$317,323	–	–
Fair value of liabilities assumed	(173,193)	–	–
Cash paid	(101,421)	–	–
Carrying value of Emeritus investment	(599)	–	–
Acquisition gain	$42,110	–	–
Durable medical equipment provider acquisition:
Fair value of assets acquired	$1,978	–	–
Fair value of liabilities assumed	(553)	–	–
Noncontrolling interest	(698)	–	–
Acquisition gain	$727	–	–

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
 (In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2008	39,091,648	$4	$719,903	$–	$(360,506)	$6,627	$366,028
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	22,041	–	285	–	–	–	285
Options exercised	160,901	–	742	–	–	–	742
Stock option compensation expense	–	–	4,100	–	–	–	4,100
Stock option income tax benefit	–	–	622	–	–	–	622
Noncontrolling interest contribution	–	–	–	–	–	1,132	1,132
Components of comprehensive loss:
Net loss	–	–	–	–	(53,875)	(943)	(54,818)
Unrealized gain on marketable securities	–	–	–	807	–	–	807
Comprehensive loss	–	–	–	–	–	–	(54,011)
Balances as of December 31, 2009	39,274,590	4	725,652	807	(414,381)	6,816	318,898
Issuances of shares under Employee Stock Purchase Plan, net of repurchases	43,986	–	633	–	–	–	633
Options exercised	300,242	–	1,650	–	–	–	1,650
Stock option compensation expense	–	–	5,934	–	–	–	5,934
Common stock offering, net	4,575,000	–	80,340	–	–	–	80,340
Noncontrolling interest contribution	–	–	–	–	–	1,228	1,228
Components of comprehensive loss:
Net loss	–	–	–	–	(56,959)	(883)	(57,842)
Unrealized gain on marketable securities	–	–	–	665	–	–	665
Comprehensive loss	–	–	–	–	–	–	(57,177)
Balances as of December 31, 2010	44,193,818	4	814,209	1,472	(471,340)	7,161	351,506
Issuances of shares under Employee Stock Purchase Plan	59,314	–	834	–	–	–	834
Options exercised	301,729	–	2,066	–	–	–	2,066
Restricted stock issued	435,000	–	–	–	–	–	–
Stock option compensation expense	–	–	8,106	–	–	–	8,106
Contract buyout costs (Note 8)	–	–	(2,799)	–	–	(3,869)	(6,668)
Noncontrolling interest contribution	–	–	–	–	–	698	698
Stock issuance cost	–	–	(71)	–	–	–	(71)
Components of comprehensive loss:
Net loss	–	–	–	–	(71,909)	(354)	(72,263)
Realized gain on sale of investment securities	–	–	–	(1,569)	–	–	(1,569)
Unrealized gain on available-for-sale investment securities	–	–	–	97	–	–	97
Comprehensive loss	–	–	–	–	–	–	(73,735)
Balances as of December 31, 2011	44,989,861	$4	$822,345	$-	$(543,249)	$3,636	$282,736

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style senior living communities with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of December 31, 2011, 2010, and 2009, the Company owned or leased a total of 328, 306, and 266 communities, respectively, which comprise the communities included in the consolidated financial statements.

We also provide management services to independent and related-party owners of senior living communities.  At December 31, 2011, we managed 150 communities, of which 141 are owned by joint ventures in which the Company has a financial interest.  Our fee arrangements under our management agreements vary.  Some arrangements provide for a flat monthly rate, others are based on the number of resident days, and there are those that provide fees ranging from 5.0% to 10.0% of gross operating revenues, which may include mandatory minimum thresholds.  The majority of our management agreements provide for fees of 5.0% of gross revenues collected.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements reflect the financial position and operating results of Emeritus, including wholly owned subsidiaries and investees controlled by us.  We do not consolidate our management contracts and certain joint venture participations that we do not control.  We eliminate all intercompany balances and transactions in consolidation.

Segment Information

Emeritus has one operating segment, which is assisted living and related services.  Each community provides similar services, namely assisted living and memory care.  The class of customers is relatively homogenous, and the manner in which we operate each of our communities is basically the same.  Our chief operating decision maker, who is Granger Cobb, our president and chief executive officer, reviews the Company’s results of operations on a consolidated basis.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist primarily of money market investments, triple-A rated government agency notes, and certificates of deposit with a maturity date at purchase of 90 days or less.

Short-Term and Long-Term Investments

We classify short-term investment securities with a readily determinable fair value as trading securities and record them at fair value.  They represent the assets of our nonqualified deferred compensation plan.

As of December 31, 2010, we had investments in marketable equity securities, which are included in other assets, net in the consolidated balance sheet.  We recorded these securities at fair value as available-for-sale investments, with changes in fair value recorded in accumulated other comprehensive income in the statements of shareholders’ equity and comprehensive loss.  We sold these securities in 2011.

Trade Accounts Receivable

The balance of trade accounts receivable, net of an allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash.  The allowance for doubtful accounts was $2.3 million and $1.5 million as of December 31, 2011 and 2010, respectively.  We review the adequacy of our allowance for doubtful accounts on an ongoing basis using historical payment trends, write-off experience, analyses of receivable portfolios by payor source, and aging of receivables, as well as a review of specific accounts.  We record adjustments to the allowance as necessary based upon the results of our review.

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2008	$549
Provision for doubtful receivables	3,464
Write-offs and adjustments	(3,004)
Balance at December 31, 2009	1,009
Provision for doubtful receivables	5,418
Write-offs and adjustments	(4,930)
Balance at December 31, 2010	1,497
Provision for doubtful receivables	8,090
Write-offs and adjustments	(7,293)
Balance at December 31, 2011	$2,294

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets as follows:  buildings and improvements, five to 50 years; furniture, equipment, and vehicles, three to seven years; and capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.  We expense maintenance and repairs as incurred, while expenditures for refurbishments and improvements that extend the useful life of an asset are capitalized.

We record construction in progress at cost, which includes the cost of construction and other direct costs attributable to the construction.  We do not record depreciation on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2011 and 2010 represents expansion of existing communities.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

We capitalize certain internal software development costs.  Such costs consist primarily of custom-developed software and the direct labor costs of internally-developed software.  The authoritative accounting literature describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post-implementation/operation stage (all costs expensed as incurred).  The costs capitalized in the application development stage include the costs of design, coding, and installation of hardware and software.  We capitalize costs incurred during the application development stage of the project as required.

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

Investments in Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures with equity interests ranging from 6.0% to 50.0%.  We account for these investments under the equity method of accounting.  In determining the accounting treatment for these investments, we consider various factors such as the amount of our ownership interest, our voting rights and ability to influence decisions, our participating rights, and whether it is a variable interest entity and, if so, whether Emeritus is the primary beneficiary.  Investments of less than 20.0% that are accounted for under the equity method typically relate to investments in joint ventures in which we have more than a minor influence over the entity’s operating and financial policies.  We reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such as an increase in the entity’s activities, assets, or equity investments, among other things.

Other Intangible Assets

In connection with certain acquisitions, the Company acquires various definite-lived intangible assets, which consist of above/below market community rents, in-place resident contracts, lease purchase options, trademarks, and operating licenses.  We amortize these assets over their estimated useful lives or the term of the related contract or lease agreement.

Asset Impairments

Goodwill.  We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values may exceed the estimated implied fair value of the Company’s goodwill.

In 2011, we early adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  This revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a “qualitative” assessment to determine whether a further impairment test is necessary.  As a result, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity specific factors such as strategies and financial performance when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

For purposes of the test, we have determined that Emeritus is comprised of a single reporting unit.  We performed our qualitative assessment as of October 31, 2011 and determined that it was not “more likely than not” that the fair value of our reporting unit was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011.

Prior to 2011, the test required us to use certain estimates and judgments to determine the value of the Company, which required assumptions related to future cash flows, operating margins, growth rates, and discount rates.  We estimated the fair value of the Company using a combination of the market capitalization, discounted cash flow, and market comparable approaches.  We also used market capitalization as a triggering event that may indicate possible impairment of the reporting unit’s goodwill in interim periods.

As a part of our ongoing operations, we may sell certain communities due to their underperformance or other reasons.  Under GAAP, when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any loss on disposal.

Long-Lived Assets.  Long-lived assets include property and equipment, investments in unconsolidated joint ventures, and amortizable intangible assets.  We review our long-lived assets for impairment whenever a change in condition occurs that indicates that the carrying amounts of assets may not be recoverable.  Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners, and deteriorating operating performance of individual communities or investees.  Long-lived assets, other than goodwill, are reviewed at the community level.  We use a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.  Such assessments are primarily based upon the sum of expected future net cash flows over the expected period the asset will be utilized or held, as well as market values and conditions.  Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its estimated fair value.

Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographic, exposure and severity factors, and other actuarial assumptions.  If actual losses exceed the estimates, we accrue additional expense at the time of such determination.

For professional liability claims, we are self-insured and we record losses based on actuarial estimates of the total aggregate liability for claims incurred and expected to occur.  We cover losses through a self-insurance pool agreement, which, as of December 31, 2011, included 237 of our 328 consolidated owned and leased communities as well as six of our managed communities on a unit of capacity basis.

We deposit funds with an administrator based in part on a fixed schedule and in part as losses are actually paid.  We record the funds held by the administrator as a prepaid asset, which as of December 31, 2011 and 2010 was $1.1 million and $973,000, respectively.

For health insurance, we self-insure each participant up to $200,000 or $350,000 per year, depending upon the particular coverage plan, above which a catastrophic insurance policy covers any additional costs.  We accrue health insurance liabilities based upon our historical experience of claims incurred.

Emeritus maintains workers’ compensation insurance coverage through a high deductible, collateralized insurance policy.  We record the cash collateral paid under the plan as a prepaid asset and reduce the prepaid balance as claims are paid from the account by the third-party administrator.  As of December 31, 2011 and 2010, the prepaid asset

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

was $27.1 million and $23.6 million, respectively.  Premiums and the collateral requirement are adjusted annually based on an audit by the insurer.  Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement, which includes the managed communities, unless such communities are located in Texas, Washington, or Ohio.

For work-related injuries in Texas, we provide benefits through a qualified state-sponsored plan.  We pay claim expenses as incurred and we accrue estimated losses each month based on actual payroll results.  An insurance policy is in place to cover liability losses in excess of a deductible amount.  In Washington and Ohio, we participate in the specific state plan and pay premiums based on a rate determined by the state.

Income Taxes

We compute income taxes using the asset and liability method.  We record current income taxes based on amounts refundable or payable in the current year.  We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled.  We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is “more likely than not” to be realized, which as of December 31, 2011 and 2010, reflects a net asset value of zero.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  However, in the event that we were to determine that it would be “more likely than not” that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination.

We recognize the tax benefit from an uncertain tax position only if it is “more likely than not” that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50.0% likelihood of being realized upon settlement.  We classify interest and penalties related to uncertain tax positions, if any, as tax expense in our financial statements.

Leases

We determine whether to account for our leases as operating, capital, or financing leases based on the underlying terms.  Our classification criteria are based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.  For capital leases, we record an asset at the inception of the lease based on the present value of the rental payments over the lease term, which amount may not exceed the fair value of the underlying leased property, and we record a corresponding long-term liability.  We allocate lease payments between principal and interest on the lease obligation and depreciate the capital lease asset over the term of the lease.  We account for properties that are sold and leased back and for which the Company has continuing involvement as financing arrangements, whereby the property remains on the consolidated balance sheets and we record a financing obligation that is generally equal to the purchase price of the properties sold.  The impact on the consolidated statements of operations is similar to a capital lease.  We do not include properties under operating leases on the consolidated balance sheets and we record the rents paid as community lease expense.

We account for leases with rent holiday provisions or that contain fixed payment escalators on a straight-line basis as if the lease payments were fixed evenly over the life of each lease.  We capitalize out-of-pocket costs incurred to enter into lease contracts as lease acquisition costs and amortize them over the lives of the respective leases as additional community lease expense.

Certain leases contain payment escalators based on the greater of a fixed rate or the increase in the Consumer Price Index (“CPI”) or other variable rate indices.  If we have a high level of certainty that the fixed rate increase under

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

the lease will be met, we account for lease payments on a straight-line basis using the fixed rate.  Deferred straight-line rent on the consolidated balance sheets primarily represents the effects of straight-lining lease payments.

Deferred Gain on Sale of Communities

Deferred gain on sale of communities represents gains on sale-leaseback transactions.  We amortize these deferred gains using the straight-line method over the terms of the associated leases when the Company has no continuing financial involvement in communities that it has sold and leased back.  In cases of sale-leaseback transactions in which the Company has continuing involvement, other than normal leasing activities, we do not record the sale until such involvement terminates.

Derivative Instruments

In the normal course of business, the Company’s financial results are exposed to the effect of interest rate changes so we may limit these risks by following risk management policies and procedures, including the use of derivatives.  To address exposure to interest rates, we have used interest rate swap (“swap”) and interest rate cap (“cap”) agreements to fix the rate on variable-rate debt and to manage the cost of borrowing obligations.

Hedges that we report at fair value and present on the consolidated balance sheets may be characterized as either cash flow hedges or fair value hedges.  We account for our derivative instruments as cash flow hedges because they address the risk associated with future cash flows of debt transactions.  We did not designate them as hedging instruments; therefore, we recognize the unrealized gain or loss resulting from the change in the estimated fair values in other income (expense) in the consolidated statements of operations.

Contingent Liabilities

We record contingent liability obligations if they are probable and estimable based on our best estimate of the ultimate outcome.  If a legal judgment is rendered against the Company or a settlement offer is tendered, then we accrue the full amount of the judgment or the settlement offer.

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

We also charge nonrefundable move-in fees at the time residents first occupy their unit.  We defer the revenue for these fees and record them as deferred revenue on the consolidated balance sheets.  We recognize the revenue over the average period of resident occupancy, estimated at an average of 20 months for 2011 and 21 months for 2010 and 2009.

Approximately 12.8%, 11.3%, and 9.9% of our community revenues in 2011, 2010, and 2009, respectively, were derived from governmental reimbursement programs such as Medicare and Medicaid.  We record billings for services under third-party payor programs net of contractual adjustments as determined by the specific program.  We accrue any retroactive adjustments when assessed, regardless of when the assessment is paid or withheld, even if we have not agreed to or are appealing the assessment.  We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Stock-Based Compensation

We grant options to purchase the Company’s common stock at a price equal to the closing market price of the stock on the date of grant.  We estimate the fair value of each stock option granted using the Black-Scholes option pricing model.  This model requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield, and weighted-average option life.  Using this model, we recognize stock-based compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the vesting period).  The Company’s stock incentive plans and the non-employee directors’ incentive plan provide that awards generally vest over a one-year to four-year period.  Any unexercised options expire between seven and ten years.  We estimate the fair value of each grant as a single award and amortize that value on a straight-line basis into compensation expense over the grant’s vesting period.

We also grant restricted (unvested) stock to certain key executives.  The fair value of the restricted shares is equal to the market price of Emeritus stock on the grant date.  The shares vest over four years if certain annual performance criteria are met, and the fair value is amortized into compensation expense using the graded vesting method.  Expense for restricted shares is recognized when it is probable that the performance goal will be achieved.

Discontinued Operations

In considering whether a group of assets disposed of, or to be disposed of, should be presented as a discontinued operation, we determine whether the disposed assets comprise a component of the Company.  That is, we assess if the disposed assets have material historic operations and cash flows that can be clearly distinguished, both operationally and for financial reporting purposes.  We also determine whether the cash flows associated with the disposed assets have been, or will be, significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether we will have any significant continuing involvement in the operations of the disposed assets after the disposal transaction.  If our determinations are affirmative, we aggregate the results of operations of the disposed assets, if material, as well as any gain or loss on the disposal transaction, for presentation separately from the continuing operating results of the Company in the consolidated financial statements.  We did not reclassify the revenues and expenses of communities sold in 2011, 2010 and 2009 to loss from discontinued operations because we do not consider the results of operations to be material to the consolidated statements of operations.

Loss Per Share

We compute basic loss per share based on weighted average shares outstanding and exclude any potential dilution.  We compute diluted net loss per share based on the weighted average number of shares outstanding plus dilutive potential common shares.  Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. As of December 31, 2011, 2010, and 2009, we had outstanding stock options totaling 4.5 million, 4.0 million and 3.3 million, respectively, which were excluded from the computation of loss per share because they were antidilutive.  Performance based restricted shares, totaling 435,000 shares as of December 31, 2011, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  We can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements.  The statement(s) would need to be presented with equal prominence as the other primary financial statements and prior period statement(s) will be required to be recast to conform to the new presentation.  On December 23, 2011, the FASB issued a final standard to defer the new requirement to present reclassifications of other comprehensive income on

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

the face of the income statement.  Companies would still be required to adopt the other requirements contained in ASU 2011-05 for the presentation of comprehensive income.  ASU 2011-05 is effective for Emeritus beginning with our financial statements for the first quarter of 2012.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards.  ASU 2011-04 is effective for Emeritus beginning in the first quarter of 2012, and we do not expect that it will have a material impact on our financial statements or related disclosures.

Note 2.	Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2011	2010
Investment in Sunwest JV	$13,034	$16,830
Investment in Blackstone JV	–	153
Investment in China JV	663	–
Investment in Emeritus/Wegman joint ventures	1,731	2,411
Total investments in unconsolidated joint ventures	$15,428	$19,394

Sunwest Joint Venture

In January 2010, we entered into a joint venture agreement (the “Joint Venture Agreement”) with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”) and an entity controlled by Daniel R. Baty, a founder of the Company and the Chairman of our board of directors (“Columbia Pacific”), pursuant to which the Company, Blackstone, and Columbia Pacific formed a joint venture that operates under the name of BRE/SW Portfolio LLC (the “Sunwest JV”).  The Sunwest JV was formed to acquire a portfolio of communities (the “Properties”) formerly operated by an Oregon limited liability company that was in bankruptcy.

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

We entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5.0% of gross collected revenues, and we recorded management fee revenues of $18.0 million in 2011 and $6.3 million for the period from August 5, 2010 through December 31, 2010.  As of December 31, 2011, we managed 139 of the communities owned by the Sunwest JV and the remaining five communities were managed by third parties.  As of December 31, 2011, we had a receivable of $1.7 million due from the Sunwest JV.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

2006 Blackstone Joint Venture

Until June 1, 2011, the Company held a 19.0% interest in a joint venture with an affiliate of Blackstone (the “Blackstone JV”) that acquired a total of 24 properties during 2006 and 2007.  As described in detail in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, on June 1, 2011, we purchased Blackstone’s equity interest in the Blackstone JV.

The total initial capital contribution to the Blackstone JV by its members was approximately $37.7 million, of which the Company paid $7.2 million.  The Blackstone JV made capital distributions to its members in 2011, 2010, and 2009 totaling $5.7 million, $10.5 million, and $11.5 million, of which Emeritus received 19.0% or $1.1 million, $2.0 million, and $2.2 million, respectively.

Emeritus/Wegman Joint Ventures

In 2010, we entered into a 50.0% joint venture with a Wegman family entity (“Wegman”) to develop, construct and operate an 81-unit assisted living and memory care community in Deerfield, Ohio (the “Deerfield JV”).  Construction was completed in 2011 and the Deerfield JV commenced operations in September 2011.  Emeritus and Wegman have each contributed approximately $1.2 million to the Deerfield JV as of December 31, 2011.

In March 2007, we entered into a 50.0% joint venture with Wegman to develop, construct, and operate an 81-unit assisted living and memory care community in Stow, Ohio (the “Stow JV”).  The Stow JV began operations in May 2008.  We have made capital contributions to the Stow JV of approximately $935,000 since its inception and received distributions of $1.6 million during 2011 and $87,000 during 2010.  The Company is the administrative member responsible for day-to-day operations for which it receives a management fee equal to the greater of $5,000 per month or 5.0% of gross operating revenues, which totaled $176,000 for 2011, $151,000 for 2010, and $114,000 for 2009.  All major decisions regarding the Stow JV require the consent of Wegman.

In 2007 and 2008, we entered into 50.0% joint ventures with Wegman to develop, construct, and operate two separate 36-unit memory care communities in the state of New York.  Construction on one of these communities began in 2011 and commencement of the other project has been postponed due to local market conditions.  We have contributed capital to these joint ventures in the combined amount of $962,000.

China Joint Venture

We recently entered into a consulting agreement with an affiliate of Columbia Pacific under the terms of which we are providing systems, programmatic and operational support in connection with the affiliate’s senior housing investment activities in China, including the development of a rehabilitation care center that is scheduled to open in Shanghai in mid-2012.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Condensed combined balance sheets for our unconsolidated joint ventures are as follows (in thousands):

	December 31,
	2011	2010
Current assets	$81,356	$79,225
Property and equipment	1,101,221	1,315,643
Other assets	91,250	117,561
Total assets	$1,273,827	$1,512,429

Current liabilities	$93,669	$59,000
Long-term debt	919,941	1,113,533
Other liabilities	37,468	49,585
Members’ capital	222,749	290,311
Total liabilities and members’ capital	$1,273,827	$1,512,429

The Company's share of members’ capital	$15,428	$19,394

Condensed combined statements of operations for our unconsolidated joint ventures are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Total revenues	$409,276	$221,355	$82,368
Community operating expenses	312,010	168,052	62,482
Acquisition costs	–	14,746	–
Impairments on long-lived assets	19,013	–	–
Operating income (loss) from continuing operations	5,590	2,525	13,720
Net income (loss)	(57,228)	(29,490)	4,523

The Company's share of net income (loss)	$(3,081)	$(915)	$1,285

Note 3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Construction in progress	$16,610	$15,834
Land and improvements	219,368	177,869
Buildings and improvements	2,352,397	2,128,907
Furniture and equipment	130,802	107,064
Vehicles	9,915	9,683
Leasehold improvements	34,285	28,694
Total property and equipment	2,763,377	2,468,051
Less: accumulated depreciation and amortization	407,952	304,495
Net property and equipment	$2,355,425	$2,163,556

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (in thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2011	2010	2011	2010	2011	2010
Land and improvements	$3,812	$3,812	$–	$–	$3,812	$3,812
Buildings and improvements	667,025	667,025	(131,727)	(87,979)	535,298	579,046
Furniture and equipment	2,867	2,543	(2,126)	(1,689)	741	854
Vehicles	952	1,007	(904)	(993)	48	14
	$674,656	$674,387	$(134,757)	$(90,661)	$539,899	$583,726

Depreciation and amortization for capital leases and financing obligations was approximately, $44.3 million, $21.4 million, and $12.5 million, for 2011, 2010, and 2009, respectively.

Note 4.	Acquisitions and Other Significant Transactions

We make acquisitions of certain businesses from time to time that we believe align with our strategic intent with respect to, among other factors, maximizing our revenues, operating income, and cash flows.

2011 Blackstone JV Acquisition

On June 1, 2011, Emeritus and an affiliate of Blackstone completed the transactions whereby we acquired Blackstone’s equity interest in 24 assisted living communities (the “Blackstone JV Communities”) comprised of approximately 1,897 units.  The Blackstone JV Communities were formerly owned by a joint venture comprised of Emeritus and Blackstone in which the Company owned a 19.0% interest and Blackstone owned an 81.0% interest.  We previously accounted for our 19.0% interest in the Blackstone JV as an equity method investment (see Note 2).

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

The fair value of our previously held equity investment was derived by first deducting the fair value of liabilities assumed from the estimated enterprise fair value to arrive at a fair value estimate of equity or net assets.  We estimated that the fair value of our 19.0% interest in the Blackstone JV, absent the promote incentive described below, was approximately $16.1 million, which contemplated what we believed to be a reasonable control premium of approximately 23.0% associated with Blackstone’s 81.0% interest.  Our initial investment in the Blackstone JV carried with it a preferential distribution based on the performance of the Blackstone JV, which we refer to as a promote incentive.  As of the date of acquisition, the value we were entitled to under this promote incentive was $26.6 million, which was deducted from the remaining estimated fair value of net assets to arrive at an estimated fair value of Blackstone’s 81% interest of $101.4 million.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

We recorded a $42.1 million gain on the acquisition, which is presented as acquisition gain in the consolidated statement of operations.  The gain can be reconciled as follows (in thousands):

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

We obtained an independent appraisal to assist us in our estimate of the fair value of assets acquired.  The appraisal used a combination of income, sales comparison, and cost approach methodologies in determining the fair value of assets acquired, utilizing observable and nonobservable inputs into the valuation models (Level 2 and Level 3 inputs as described in Note 14).

The fair value of each of the Blackstone JV Communities was estimated by capitalizing stabilized net operating income.  Net operating income was estimated by analyzing historical and budgeted revenue and expense trends for each property.  Capitalization rates appropriate to each property were estimated based on its risk profile and market data and ranged between 6.5% and 8.75%.  We reviewed each value conclusion for reasonableness on a per-unit basis.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

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

Closing and other out-of-pocket costs related to the acquisition of the Blackstone JV Communities totaling $1.2 million were recorded as transaction costs in the consolidated statements of operations.

The Blackstone JV Communities contributed revenues of $47.2 million and net loss of $3.6 million to the Company for the period from June 1, 2011 to December 31, 2011.  The following table sets forth the effect on the Company’s results of operations had the acquisition of the Blackstone JV Communities occurred as of January 1, 2010, excluding the related $42.1 million gain on acquisition discussed above (in thousands, except per share):

	Pro Forma Combined
	(unaudited)
	Year Ended
	December 31,
	2011	2010

Total operating revenues	$1,288,093	$1,085,536
Operating income from continuing operations	63,806	63,132
Loss from continuing operations before income taxes	(91,732)	(61,870)
Net loss attributable to Emeritus Corporation
common shareholders	(113,966)	(61,570)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(2.08)	$(1.51)
Discontinued operations	(0.49)	(0.03)
	$(2.57)	$(1.54)

Basic and diluted weighted average common shares outstanding:	44,312	39,974

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between the Company and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”).  As a result of the completion of the acquisition of the Blackstone JV Communities, each of the Blackstone JV Management Agreements was terminated.  The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues.  We earned management fees of approximately $1.5 million, $3.6 million and $3.5 million in 2011, 2010 and 2009, respectively.  The Blackstone JV Communities incurred no management fee expense from Emeritus subsequent to June 1, 2011, and Emeritus management fee revenue and expense has been eliminated in the pro forma operating results above.

Other acquisitions in each of the three years ended December 31, 2011, 2010 and 2009, as discussed below, were not material to our consolidated financial statements.  Therefore, we have not disclosed pro forma financial information related to these acquisitions.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Other 2011 Acquisitions

During 2011, we purchased six assisted living communities with a total of 536 units.  The aggregate purchase price was $83.0 million and we financed these purchases with mortgage debt totaling $62.4 million and cash on hand.  We accounted for these acquisitions as business combinations.

In October 2011, we acquired a 51.0% ownership interest in a company that supplies durable medical equipment and personal care products to seniors.  The fair value of the net assets of the joint venture, which are included in our consolidated financial statements, was $1.4 million and we accounted for the acquisition as a business combination.  The purchase price for our ownership interest represented a bargain purchase because it was less than the fair value of our investment.  We therefore recorded a gain on the acquisition in the amount of $727,000, which is recorded as a reduction in transaction costs in the consolidated statements of operations.

We recorded goodwill in the aggregate amount of $9.3 million related to our other 2011 acquisitions.

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

The Master Lease Agreements have an initial term of 15 years, commencing November 1, 2010, with two available extension options of ten years each.  One of the lease agreements contains a purchase option on ten of the communities, exercisable beginning in year 11 and extending through the remaining initial term of the lease.  The purchase option price for the ten communities would be the greater of (i) $140.0 million (subject to certain adjustments) or (ii) the fair market value of such communities, as determined by appraisal on the date of exercise, less any shared appreciation amount as set forth in the Master Lease Agreements.

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

We are accounting for the Master Lease Agreements as capital leases and therefore recorded capital lease assets and capital lease obligations in the aggregate amount of $409.0 million.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

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

Other 2010 Acquisitions

During 2010, we purchased three communities with a total of 298 units and simultaneously entered into separate agreements for the sale and lease-back of these communities.  Each of the lease agreements includes an option to purchase the property, which under GAAP precludes us from recording the sale.  We are therefore accounting for these transactions as financing leases and recorded aggregate property and equipment of $32.7 million, resident contract intangible assets of $1.4 million, and financing lease obligations of $34.3 million.  We expensed total transaction costs of approximately $614,000.

2009 Acquisitions

During 2009, we purchased two communities, with a total of 185 units, which we had previously managed for affiliates of Mr. Baty.  The combined purchase price of $26.4 million was financed with mortgage debt of $19.9 million, $3.2 million of unsecured loans from Mr. Baty, and cash on hand.

We also purchased an assisted living community that we had previously operated under a management contract for an unrelated third party.  The purchase price was $6.3 million and was financed with a three-year first mortgage note from the seller and cash on hand.

In addition, in 2009, we entered into an operating lease for one 84-unit community and opened one newly constructed 38-unit memory care community.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Note 5.	Goodwill and Other Intangible Assets and Liabilities

Goodwill

We recorded goodwill and various other intangible assets in connection with community acquisitions accounted for as business combinations (see Note 4).  Additionally, we recorded reductions of goodwill as a result of sales of communities.  The change in the carrying value of goodwill during 2011 and 2010 is set forth below (in thousands):

Balance at December 31, 2009	$74,755
Goodwill acquired during the year	1,338
Goodwill allocated to sales of communities	(273)
Balance at December 31, 2010	75,820
Goodwill acquired during the year	44,196
Goodwill allocated to sales of communities	(1,291)
Balance at December 31, 2011	$118,725

Other Intangible Assets and Liabilities

Our intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2011 (in thousands):
	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
In-place resident contracts	$16,828	$(6,359)	$10,469
Below market community rents	86,711	(41,926)	44,785
Lease purchase options	44,269	–	44,269
Operating and Medicare licenses	1,577	(426)	1,151
Referral relationships	210	(11)	199
Other intangible assets	$149,595	$(48,722)	$100,873
Above market community rents
(included in other long-term liabilities)	$(13,961)	$5,448	$(8,513)

Our intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2010 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
In-place resident contracts	$4,201	$(2,646)	$1,555
Below market community rents	86,711	(33,137)	53,574
Lease purchase options	44,269	–	44,269
Trademarks and operating licenses	1,167	(326)	841
Other intangible assets	$136,348	$(36,109)	$100,239
Above market community rents
(included in other long-term liabilities)	$(13,961)	$4,191	$(9,770)

We recorded in-place resident contract intangibles in connection with the purchase of communities totaling $15.8 million in 2011 and $1.6 million in 2010, and we are amortizing these contracts over 20 months and 21 months, respectively.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

We acquired our above and below market rent, lease purchase option, trademark and operating license intangibles in our acquisition of Summerville Senior Living, Inc. (“Summerville) in September 2007.  The weighted average amortization periods assigned at the merger date were as follows: below market rents, 11 years; above market rents, 11.6 years; and trademarks and operating licenses, 12 years.  The lease purchase options are not currently amortized, but will be added to the cost basis of the related communities when the option is exercised, and will then be depreciated over the estimated useful life of the community.  In 2008, we changed the estimated remaining useful life of trademarks to two years and they became fully amortized during 2010.

Aggregate amortization expense for intangibles, excluding above and below market rents, was $6.9 million for 2011, $2.7 million for 2010, and $5.8 million for 2009.  Above and below market rent amortization, a component of community lease expense in the consolidated statements of operations, was $7.5 million for 2011, $8.6 million for 2010, and $9.7 million for 2009.

Estimated amortization of intangibles is as follows (in thousands):

2012	$16,128
2013	5,910
2014	4,761
2015	3,305
2016	3,349
Thereafter	58,907
Total	$92,360

Note 6.	Long-term Debt

Long-term debt consists of the following (dollars in thousands).  Interest rates are as of December 31, 2011 and 2010.  Mortgage loans are secured by community real estate.

	December 31,
	2011	2010

Agency mortgages payable due 2014 through 2022, weighted average interest rate of 6.14% in 2011 and 6.23% in 2010	$1,112,621	$977,949
Other mortgages due 2012 through 2047, weighted average interest rate of 5.14% in 2011 and 6.04% in 2010	376,108	280,542
Notes payable due 2014 through 2018, weighted average interest rate of 8.69% in 2011 and 8.6% in 2010	113,091	119,345
Automobile and equipment loans	1,065	1,118
Total long-term debt	1,602,885	1,378,954
Less current portion	74,175	73,197
Long-term debt, less current portion	$1,528,710	$1,305,757

Of the outstanding debt at December 31, 2011, we had $1.3 billion of fixed-rate debt with a weighted average interest rate of 6.35% and $350.9 million of variable rate debt with a weighted average interest rate of 5.17%.

Agency mortgages represent loans originated by lending institutions and sold to Freddie Mac or Fannie Mae.  These loans have fixed rates of interest.  Monthly payments of principal and interest are generally based on a 25- or 30-year amortization period with unpaid principal due at maturity.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Other mortgages represent loans through traditional financial lending institutions.  The interest rates are primarily variable, based on the London Interbank Offered Rate (“LIBOR”) plus a spread.

Notes payable represent mezzanine debt financing provided by real estate investment trusts (“REITs”) to facilitate real estate acquisitions.  These notes are unsecured or are secured by mortgages on leasehold interests in community lease agreements between the specific REIT and Emeritus.  Interest on these notes increases annually based on fixed schedules.

Long-Term Debt Activity in 2011

In December 2011, we refinanced the mortgage debt on three communities with HUD-guaranteed debt totaling $17.9 million.  The loans are due in 2042 and 2047 and bear interest at an annual fixed rate of 3.70%.

In December 2011, we sold five communities and paid off the related mortgage debt totaling $19.6 million.

In October 2011, we entered into a loan agreement with KeyBank N.A. to refinance the existing mortgage debt on 16 of our communities in the aggregate amount of $112.0 million.  The loan agreement has a three-year term and interest accrues at a rate equal to the one-month LIBOR plus a margin, which ranges from 4.75% at closing to 6.75%, depending upon the loan-to-value ratio of the communities each month.  We are required to make monthly principal payments of $500,000 beginning December 1, 2011, decreasing to $250,000 per month beginning December 1, 2012.  Additionally, we are required to reduce the overall principal balance to specified levels during the term of the loan agreement.  In December 2011, we further refinanced the mortgage debt on seven of the 16 communities through Fannie Mae in the aggregate amount of $53.3 million.  The Fannie Mae loans are due in January 2022 and bear interest at an annual fixed rate of 4.93%.

In September 2011, we entered into a loan agreement with an affiliate of Synovus Bank to provide financing of up to $29.6 million, secured by four of our communities.  At closing, we received $25.0 million, of which $22.0 million was used to repay existing debt.  The remaining $4.6 million available under the loan agreement will be used to expand and update the communities that secure the debt.  The loans bear interest at a rate equal to the one-month LIBOR plus 3.75%, with a LIBOR floor of 2.0% (5.75% at closing).  Monthly payments are of interest only with the balance due at maturity on October 1, 2014.  The loans may be prepaid without penalty.

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

In connection with the acquisition of the Blackstone JV Communities described in Note 4, 2011 Blackstone JV Acquisition, we refinanced the debt that was assumed in the transaction to a total of $220.0 million pursuant to a credit agreement (“Credit Agreement”) with General Electric Capital Corporation (“GECC”).  Under the terms of the Credit Agreement, the loan bears interest at a floating rate equal to 4.05%, plus the greater of:  (i) the 90-day LIBOR or (ii) 1.0% per annum, or a minimum floor of 5.05%, reset each month.  Monthly payments of principal and interest are based on a 30-year amortization period and the loan matures on June 1, 2016, at which time all

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

outstanding principal and accrued but unpaid interest is payable in full.  The Credit Agreement contains customary events of default, including non-payment, change in control and license revocation with respect to three or more communities.  The Credit Agreement requires that the Blackstone JV Communities maintain a minimum consolidated project yield, as defined in the Credit Agreement.  We were in compliance with this covenant as of December 31, 2011.

A portion of the interest on this loan was effectively fixed at a rate of 9.12% due to an interest rate swap contract, which the Blackstone JV entered into in 2007 and we assumed as part of our acquisition of the Blackstone JV.  The swap, with a notional amount of $125.3 million, expired on January 2, 2012.  The weighted average interest rate on the $220.0 million loan balance, including the effect of the swap, was 7.37% as of December 31, 2011.  In addition, pursuant to the terms of the Credit Agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.

In connection with our purchase of the Emeritus at Spruce Wood community in May 2011, we entered into a Fannie Mae mortgage loan in the amount of $14.1 million.  Monthly payments of principal and interest are based on a 30-year amortization and the loan matures in June 2021.  The interest rate is fixed at 6.03%.

In August 2011, we sold a community in Texas and paid off the related $5.6 million mortgage loan.  In May 2011, we sold two communities in Florida and paid off the related mortgage debt in the amount of $8.5 million.

In connection with our purchase of the Emeritus at Mandeville community in March 2011, we entered into a Fannie Mae mortgage loan in the amount of $7.8 million.  Monthly payments of principal and interest are based on a 30-year amortization and the loan matures in April 2021.  The interest rate is fixed at 6.43%.

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

We financed our purchase of the Emeritus at Baywood community in January 2011 with $10.0 million of mortgage debt.  Interest accrues at the 90-day LIBOR plus 4.95% with a LIBOR floor of 1.0% (5.95% as of September 30, 2011).  Monthly payments of principal and interest are based on a 25-year amortization and the loan matures in January 2014.  This debt is included in an existing credit agreement with GECC, which was amended to add this additional borrowing.  The five communities securing the credit agreement, including Emeritus at Baywood, are cross-collateralized and cross-defaulted.  None of the existing terms of the credit agreement were changed in connection with this amendment.

In January 2011, we paid off two loans held by affiliates of Mr. Baty with a combined balance of $3.2 million.  Each of the loans bore interest at 6.5% and both were due to mature in 2014.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Debt Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of our properties.  Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted.  As of December 31, 2011, we were in violation of financial covenants in a debt agreement covering three communities with an aggregate outstanding principal balance of $28.0 million.  We obtained a waiver from the lender through December 31, 2011 and, as such, are currently in compliance.  As required, we will test for compliance again on the next measurement date of March 31, 2012.  This loan matures in November 2012 and we are in negotiations to refinance it.  In addition, we were in violation of a financial covenant in master lease agreements covering 10 communities.  We obtained a waiver from the lessor through June 30, 2013 and, as such, are currently in compliance.  See Note 17, Subsequent Events.

Principal maturities of long-term debt at December 31, 2011, are as follows (in thousands):

2012	$74,175
2013	37,731
2014	199,434
2015	20,672
2016	214,858
Thereafter	1,056,015
Total	$1,602,885

Note 7.	Shareholders’ Equity

In November 2010, we sold 5,575,000 shares of Emeritus common stock in a public offering, of which the Company sold 4,575,000 shares and certain shareholders sold 1,000,000 shares.  We received net proceeds of $80.3 million after issuance costs.  With the proceeds, we paid off two loans to Ventas totaling $14.0 million, as required in the loan agreements, and the remaining cash was used for acquisitions and other corporate purposes.  We received no cash from the sale of shares by the selling shareholders.

Note 8.	Related-Party Agreements

In 1995, Mr. Baty and a current director of Emeritus formed a New York general partnership (the “Partnership”) to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities.  The Partnership operates ten communities in New York.  We have agreements with the Partnership and the partners under which all of the Partnership’s profits have been assigned to us and we have indemnified the partners against losses.  Because we have unilateral and perpetual control over the Partnership’s assets and operations, we include the Partnership in our consolidated financial statements.  In 2011, the Partnership’s equity interests were transferred to Mr. Cobb.

Mr. Baty is a principal owner of Columbia Pacific, which owns assisted living communities.  We manage five of these communities under various agreements.  One of the agreements provides for a flat monthly rate while the others provide for fees of 5.0% of gross operating revenues.  The agreements have terms ranging from two to five years, with options to renew.  For two of the five communities, we are entitled to distributions upon a sale to a third

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

party or purchase by Emeritus if the communities achieve certain performance criteria.  Management fee revenue earned under these agreements was approximately $832,000, $732,000, and $1.0 million in 2011, 2010, and 2009, respectively.

Emeritus and Mr. Baty are parties to a cash flow sharing agreement (“CFSA”) related to, as of December 31, 2011,  nine assisted living communities (the “CFSA Facilities”) that are included in our consolidated financial statements.  We entered into the CFSA in 2004 in connection with Mr. Baty’s guarantee of our obligations under a lease agreement with Health Care REIT, Inc. (“HCR”).  Under the terms of the CFSA, Mr. Baty shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  Additionally, we have the right to purchase Mr. Baty’s 50.0% interest in the cash flow of the communities based on a prescribed formula.  Under the CFSA, Emeritus received $132,000 from Mr. Baty for 2011 and Mr. Baty received $1.3 million and $956,000 from Emeritus for 2010 and 2009, respectively, which is included in community operations expense in our consolidated statements of operations.

Emeritus and Mr. Baty each hold a 50.0% ownership interest in a joint venture (the “Batus JV”), which purchased eight of the CFSA Facilities from HCR in 2008.  The net loss attributable to the noncontrolling interest in our consolidated statements of operations includes Mr. Baty’s share of the Batus JV’s net loss from continuing operations.  We have the option to buy out Mr. Baty’s membership interest in all or part of the Batus JV, for a price equal to the lesser of fair market value or a formula specified in the Batus JV operating agreement but in no event less than the amount of Mr. Baty’s capital contribution.

In February 2011 and November 2011, we exercised our option to purchase Mr. Baty’s rights related to a total of nine of the 18 communities included in the CFSA (the “Buyouts”).  Five of the nine communities in the Buyouts were owned by the Batus JV, and the Buyouts also included our purchase of Mr. Baty’s equity interest in these five communities.  We paid to Mr. Baty a total of $14.5 million in cash under the terms of the Buyouts, of which we recorded $7.8 million to transaction costs and decreased total shareholders’ equity by $6.7 million.  This allocation approximated the relative fair value of the two elements in the transactions, which were the CFSA and the equity interest in Batus JV, respectively.

During the second quarter of 2009, we purchased the California houses of Granger Cobb, our President and Chief Executive Officer, and Budgie Amparo, our Executive Vice President—Quality and Risk Management, in connection with their required relocation to Seattle following the merger with Summerville in September 2007.  The combined purchase price was approximately $4.2 million.  The purchase price for each was determined based on an independent appraisal.  We recorded an impairment charge related to Mr. Cobb’s house of $624,000 during 2010 and sold the house in July 2010.  We have included Mr. Amparo’s house, with a fair value of $796,000, in other assets, net in the consolidated balance sheet at December 31, 2011.

Note 9.	Stock Plans

2006 Amended and Restated Equity Incentive Plan

Through our 2006 Amended and Restated Equity Incentive Plan (the “2006 Plan”), a total of 3,000,000 shares of Emeritus common stock may be issued to employees, non-employee directors, consultants, advisors, and independent contractors.  The 2006 Plan allows for the granting of various types of awards, including stock options, stock appreciation rights, restricted stock, and other types of stock-based awards.  Stock options generally vest over a three-year or four-year period.  Unless the terms of option grants specifically provide otherwise, any unexercised options expire ten years from the date of the grant.  As of December 31, 2011, 853,733 shares are available for awards under the 2006 Plan.
Amended and Restated Stock Option Plan for Non-employee Directors

The Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) is a nonqualified stock option plan that has been in effect since 1995.  The Directors Plan authorizes the issuance of options to purchase up to 550,000 shares of Emeritus common stock.  Each non-employee director automatically receives an option to purchase 2,500 shares of Emeritus common stock at the time of his or her initial election or appointment to the board of directors.  In addition, each

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

non-employee director automatically receives an option to purchase 7,500 shares of Emeritus common stock immediately following each year’s annual meeting of shareholders.  All options granted under the plan fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant and expire 10 years after the date of grant, with the exception of the option for 2,500 shares granted at the time of a director’s initial election or appointment to the board of directors, which is vested immediately upon grant.  The exercise price for these options is the fair market value of Emeritus common stock on the grant date.  As of December 31, 2011, there were 194,000 shares available for option grants under the Directors Plan.

1995 Stock Incentive Plan

The 1995 Stock Incentive Compensation Plan (the “1995 Plan”) provided for stock options, stock appreciation rights, and stock awards, including restricted stock.  The 1995 Plan expired in September 2005.  We cannot grant any new options under the 1995 Plan, but outstanding options will continue to be exercisable in accordance with their terms.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”) provides eligible employees an opportunity to purchase shares of Emeritus common stock through payroll deductions at a 15.0% discount from the lower of the market price on the first trading day or last trading day of each calendar quarter.  A total of 400,000 shares may be sold under the 2009 ESP Plan.  Shares sold under the 2009 ESP Plan may be drawn from authorized and unissued shares or may be acquired by us on the open market.  As of December 31, 2011, there were 274,612 shares available for purchase under the 2009 ESP Plan.

Stock Options

The following is a summary of stock options outstanding and exercisable under the 2006 Plan, the Directors Plan, and the 1995 Plan as of December 31, 2011:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$2.95	-	$16.00	1,114,668	7.96	$12.02	427,718	5.81	$8.29
$16.01	-	$17.39	745,250	7.92	$16.57	367,975	7.90	$16.57
$17.40	-	$18.03	975,575	8.92	$18.03	245,899	8.92	$18.03
$18.04	-	$26.02	737,946	6.73	$20.15	419,471	4.93	$19.61
$26.03	-	$27.40	897,500	2.69	$27.40	897,500	2.69	$27.40
$2.95	-	$27.40	4,470,939	6.90	$18.52	2,358,563	5.12	$19.88

We recorded stock-based compensation expense based on the fair value of stock options granted and Emeritus common stock issued under the 2009 ESP Plan of approximately $8.1 million, $5.9 million and $4.1 million during 2011, 2010, and 2009, respectively.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Our closing stock price on December 31, 2011 was $17.51.  The following table summarizes our stock option activity:

	2011			2010			2009
		Weighted	Aggregate		Weighted-	Aggregate		Weighted-	Aggregate
		Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
		Exercise	Value		Exercise	Value		Exercise	Value
	Shares	Price	$(000)	Shares	Price	$(000)	Shares	Price	$(000)
Outstanding at beginning of period	3,954,793	$17.71	$15,130	3,320,976	$16.52	$16,091	2,840,652	$16.30	$–
Granted	957,950	18.02		1,131,200	18.07		968,500	15.94
Exercised	(301,729)	6.85	3,264	(300,242)	5.49	3,353	(160,901)	4.71	1,156
Forfeited/expired	(140,075)	17.39		(197,141)	18.45		(327,275)	18.65
Outstanding at end of period	4,470,939	18.52	6,825	3,954,793	17.71	15,130	3,320,976	16.52	16,091

Options exercisable	2,358,563	19.9	4,289	1,739,553	18.41	7,898	1,499,743	16.31	8,637

Weighted average fair value of options granted		9.76			9.66			8.47

Options exercisable in the money	795,693		4,289	955,793		7,898	854,726		8,637
Options exercisable out of the money	1,562,870		–	783,760		–	645,017		–

As of December 31, 2011, there was $16.8 million of total unrecognized compensation expense related to unvested stock options.  We expect to recognize that expense through 2015.  At December 31, 2011, the weighted average remaining contractual life was 6.90 years for all stock options outstanding and was 5.12 years for stock options outstanding and exercisable.

We received $2.9 million, $2.3 million and $1.0 million during 2011, 2010, and 2009, respectively, from the exercise of stock options and employee stock purchases.
In estimating the fair value of the Company’s stock options, we group the grantees into two main categories, based on the estimated life of the options, which are our employees and our board of directors.  We estimated the fair value of options granted during 2011, 2010, and 2009 at the date of grant using the following weighted average assumptions:

	For Employees and Key Executives
	Year ended December 31,
	2011	2010	2009

Expected life from grant date (in years)	5	5	5
Risk-free interest rate	0.8% - 2.2%	1.5% - 2.6%	1.9% - 2.5%
Volatility	62.4% - 64.4%	60.0% - 62.4%	55.3% - 60.4%
Weighted average fair value (per share)	$9.58	$9.60	$8.49

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

	For Directors
	Year ended December 31,
	2011	2010	2009

Expected life from grant date (in years)	7	7	7
Risk-free interest rate	2.5% - 2.9%	2.1% - 2.7%	2.9%
Volatility	56.0% - 56.5%	56.9% - 57.2%	61.4%
Weighted average fair value (per share)	$12.69	$10.94	$8.21

We estimated the expected life of the stock options granted using the historical exercise behavior of option holders.  The risk-free rate represents the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  We estimated expected volatility based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  We estimated forfeitures at the time of valuation and reduced compensation expense ratably over the vesting period.  We periodically adjust the forfeiture rate, which was estimated at 14.9% and 5.9% of the options awarded to employees and directors, respectively, based on the extent to which actual forfeitures differ, or are expected to differ, from the previous estimate.  Our options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.

Restricted Stock

In late December 2011, we issued 435,000 shares of restricted stock to certain executive officers of the Company.  The weighted average fair value was $16.17 per share, which was based on the market price of Emeritus stock on the grant dates.  The shares vest over four years if specified annual Company performance goals are met, and vested shares cannot be forfeited.  After 2012, shares that do not vest because the performance goals were not met in the initial year may vest in the following three years of the performance period based on cumulative annual results.  As of December 31, 2011, total unrecognized compensation expense related to nonvested restricted stock was approximately $7.0 million.

Employee Stock Purchases

In 2011, 2010, and 2009, we sold 59,314, 43,986 and 22,088 shares to employees under the 2009 ESP Plan at an average price of $14.07, $14.40 and $12.96 per share, respectively.
The following table shows the assumptions used in calculating the compensation expense for shares of Emeritus common stock sold to employees during each year under the 2009 ESP Plan, which incorporates the 15.0% discount and an estimated value assigned to the ability to select the lower of the stock price over a three-month period at the beginning or end of the respective quarter:

	Year Ended December 31,
	2011	2010	2009

Expected life from grant date (in months)	3	3	3
Risk-free interest rate	0.02% - 0.18%	0.1% - 0.2%	0.1% - 0.2%
Volatility	14.82% - 31.43%	20.2% - 30.6%	25.5% - 44.6%

Note 10.	Retirement Plans

We provide a 401(k) retirement savings plan (the “401(k) Plan”) to all employees who meet minimum employment criteria.  The 401(k) Plan allows participants to defer eligible compensation on a pre-tax basis subject to certain

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Internal Revenue Code maximum amounts.  The 401(k) Plan allows us to make a discretionary match of up to 100.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 8.0% of contributed compensation.  Historically, we have made a discretionary match of contributions in amounts equal to 25.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 6.0% of contributed compensation.  Employees are always 100.0% vested in their own contributions and vest in our contributions over four years.  We estimate that we will contribute to the 401(k) Plan $623,000 for the year ended December 31, 2011, and we made contributions to the 401(k) Plan in the amount of $451,000 and $440,000 for the years ended December 31, 2010 and 2009, respectively.  Such amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Discretionary employer contributions to the Deferred Plan for both executive officers and other participants become nonforfeitable upon the earlier of: (i) vesting based on three years of service; (ii) the participant reaching normal retirement age or death; or (iii) a change in control of Emeritus.  The discretionary employer contribution must be approved by the Compensation Committee of the board of directors.  We estimate that employer contributions to the Deferred Plan will be $271,000 for the year ended December 31, 2011.  Employer contributions totaled $195,000 and $100,000 for the years ended December 31, 2010 and 2009, respectively.  Deferred Plan assets amounted to $3.6 million and $2.9 million at December 31, 2011 and 2010, respectively, and are stated as short-term investments in the consolidated balance sheets with a corresponding balance in other long-term liabilities.

Note 11.	Commitments and Contingencies

Legal Proceedings

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business that are comparable to other companies in the senior living industry, including professional and general liability claims.  Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve.  As a result, we maintain a combination of self-insurance reserves and commercial insurance policies in amounts and with coverage and deductibles that we believe are adequate, based on the nature and risks of our business, historical experience, and industry standards.

As of December 31, 2011, we have recorded a liability related to professional and general self-insured claims, including known claims and incurred but not yet reported claims, of $24.5 million.  We believe that the range of reasonably possible losses as of December 31, 2011, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $23.1 million to $30.6 million.  The high end of the range reflects the potential for high-severity losses.

Leases

At December 31, 2011, we leased office space for our executive offices and six of our regional offices.  We also leased 141 of our communities.  We account for the leases for the executive offices, all regional offices and 80 of the communities as operating leases.  The community leases are triple-net leases in which we pay all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance, in addition to the rent.  These leases expire from 2012 to 2025 and contain various extension options, ranging from five to 15 years.  The lease for our 77,000 square-foot executive office in Seattle, Washington expires in September 2025.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Community lease expense under noncancelable operating leases was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Contractual operating lease expense	$108,627	$99,020	$87,923
Noncash straight-line lease expense	8,792	14,635	18,866
Noncash amortization of above/below market rents	7,532	8,635	9,684
Community lease expense	$124,951	$122,290	$116,473

Minimum future lease payments under noncancelable operating leases at December 31, 2011 are as follows (in thousands):

2012	$109,959
2013	112,326
2014	114,651
2015	115,009
2016	115,206
Thereafter	388,806
Total	$955,957

A few of our operating leases provide for additional lease payments computed as a percentage of revenues of the corresponding community, which are not included in the table above.  Additional community lease expense under these provisions was approximately $747,000, $690,000, and $572,000 for 2011, 2010, and 2009, respectively.

Minimum future lease payments under noncancelable capital leases and financing obligations, consisting of 61 communities at December 31, 2011, are as follows (in thousands):

2012	$66,996
2013	73,873
2014	79,423
2015	84,588
2016	86,934
Thereafter	689,982
Subtotal	1,081,796
Less imputed interest at rates ranging between 3.4% and 10.9%	(445,704)
Capital and financing lease obligations	636,092
Less current portion	17,004
Capital and financing lease obligations, less current portion	$619,088

Community interest expense under noncancelable capital leases and financing obligations was approximately $53.5 million, $22.0 million, and $14.0 million for 2011, 2010, and 2009, respectively.

Guarantee

Emeritus guarantees the mortgage debt payable to a bank by the Deerfield JV.  Emeritus has a 50% ownership interest in this joint venture and we account for it as an unconsolidated equity method investment (see Note 4).  As of December 31, 2011, the Deerfield JV loan balance was $7.4 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.5%.  Emeritus and Wegman have each provided an unconditional guarantee of payment of this loan to the lender.  In the event that we would be required to repay this loan, we would be entitled to recoup 50.0% of such payment from Wegman.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Note 12.	Income Taxes

Our income tax benefit (provision) is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal	$15	$652	$1,043
State and local	(1,034)	110	(1,379)
Total current income tax benefit (provision)	(1,019)	762	(336)

Deferred - federal	–	–	–
Deferred - state and local	–	–	–
Total deferred income taxes	–	–	–
Total income tax benefit (provision)	$(1,019)	$762	$(336)

The benefit of (provision for) income taxes from continuing operations differs from the expected benefit (provision) computed by applying the U.S. federal statutory rate of 34.0% to loss from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax benefit at statutory rate	$16,769	$19,625	$18,203
State income tax, net of federal	1,212	1,761	2,739
Other differences	52	2,586	(3,219)
Goodwill	11,919	(93)	–
hange in valuation allowance	(30,971)	(23,117)	(18,059)
Total income tax benefit (provision)	$(1,019)	$762	$(336)

As of December 31, 2011, we had $244.0 million of federal net operating losses (“NOLs”) available to offset future taxable income, which expire from 2019 through 2031.

We acquired approximately $130.5 million of federal NOLs from our acquisition of Summerville in September 2007.  As of December 31, 2011, certain of these acquired NOLs are subject to an Internal Revenue Code Section 382 annual limitation in any year utilized.  As of December 31, 2011, we have NOL carryforwards for state tax purposes of approximately $129.9 million.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Deferred income tax assets and liabilities consist of the following (in thousands):
	December 31,
	2011	2010
Gross deferred tax liabilities:
Summerville intangibles	$(33,777)	$(33,523)
Lease expense	(74,112)	(51,433)
Other temporary differences	(70)	(215)
Total deferred tax liabilities	(107,959)	(85,171)

Gross deferred tax assets:
Net operating loss carryforwards	61,543	48,011
Fixed assets	19,339	21,685
Deferred gains on sale-leasebacks	1,806	2,250
Unearned rental income and deferred move-in fees	35,575	31,112
Vacation accrual	4,657	3,986
Health insurance accrual	3,586	2,966
Insurance accrual	19,702	11,360
Interest expense	57,324	37,436
Capital leases	33,357	16,633
Other temporary differences	15,908	13,874
Total deferred tax assets	252,797	189,313
Less valuation allowance for deferred tax assets	(144,838)	(104,142)
Deferred tax assets, net	107,959	85,171
Total deferred taxes	$–	$–

For financial reporting purposes, we have established a valuation allowance due to the uncertainty of the realization of the net deferred tax assets.  The valuation allowance for deferred tax assets increased by approximately $40.7 million for the year ended December 31, 2011.  Of this increase, $31.0 million relates to changes in continuing operations that impact the rate reconciliation, $7.7 million relate to changes from discontinued operations and $2.0 million relates to purchase accounting adjustments that impact goodwill.  When we determine that it is “more likely than not” that the deferred tax assets are realizable, we will reduce the valuation allowance accordingly.

Unrecognized tax benefits, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2010	$26,365
Net decrease in unrecognized tax benefits	(476)
Balance as of December 31, 2011	$25,889

Unrecognized tax benefits relate to an uncertain position that we took in 2008 in amended returns of Summerville, which increased Summerville’s NOLs.  We offset these NOLs in full by the unrecognized tax benefit.  The net decrease in unrecognized tax benefits for 2011 resulted primarily from the resolutions of certain contingencies.  Included in other long-term liabilities in the consolidated balance sheet as of December 31, 2011 is a $405,000 liability for the unrecognized tax benefits related to Summerville.

The tax years that remain open to examination by the taxing authorities are 2008 to 2011.  The NOLs from prior years are subject to adjustment under examination to the extent that they are not utilized in an open year.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Note 13.	Discontinued Operations

Net losses from discontinued operations for the three years ended December 31, 2011 represent losses on the sales of communities and related impairment charges and transaction costs (see Note 14).

We sold eight communities in 2011, three communities in 2010 and one community in 2009.  Revenues and expenses related to any and all of these communities were not material to the consolidated statements of operations.

Note 14.	Fair Value Measurements

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):
	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of	Balance as of
	for Identical	Observable	Unobservable	December 31,	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011	2010
Assets
Investment securities - trading	$3,585	$–	$–	$3,585	$2,874
Interest rate cap agreement	–	1,146	–	1,146	–
Liabilities
Interest rate swap agreement	–	33	–	33	–

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

The Company has financial instruments other than investment securities consisting of cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  The fair value of these financial instruments as of December 31, 2011 and 2010, based on their short-term nature or current market indicators such as prevailing interest rates, approximates their carrying value with the exception of the following (in thousands):

	December 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,602,885	$1,660,451	$1,378,954	$1,375,011

We estimated the fair value of debt obligations for 2011 using discounted cash flows based on our assumed incremental borrowing rate of 8.5% for unsecured borrowings and 5.4% for secured borrowings.  For 2010, our assumed incremental borrowing rate was 8.0% for unsecured borrowings and 6.6% for secured borrowings (Level 2 input).

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

Impairment of Long-Lived Assets

In 2011, we recorded impairment charges of $17.9 million related to five communities that we sold in December 2011.  We determined the fair values of the properties based on the sales prices.  In periods prior to the designation as held for sale, we tested these properties for recoverability by applying probability weighting to the estimated undiscounted future cash flows of the communities that considered the probability of selling the properties versus continuing to operate them.  In the third quarter of 2011, the increased probability that the properties would be sold resulted in the impairment charges (Level 2 input).  The impairment charges are included in loss from discontinued operations in the consolidated statement of operations.

In 2010 and 2009, we recorded impairment losses of $721,000 and $7.5 million, respectively, related to communities and executive houses that were sold or previously held for sale.  Of these losses, $559,000 and $1.2 million are included in discontinued operations in the consolidated statements of operations in 2010 and 2009, respectively.  We determined the fair value of these properties based on a weighted average of preliminary offers from prospective purchasers and the income capitalization approach (Level 3 input).  The fair value measurement is based on the value indicated by current market expectations regarding future estimated cash inflows and outflows and applying a capitalization rate to net operating income using a rate commensurate with the inherent risk associated with the assets and related estimated cash flow streams.  The estimated future cash flows are affected by factors that include our ability to maintain or improve occupancy levels, increases in average revenue rates to levels that cover all operating expenses and maintain or improve operating income, and applied capitalization rates, which ranged from 8.5% to 10.5%.

Note 15.	Liquidity

As of December 31, 2011, we have a working capital deficit of $100.1 million compared to a working capital deficit of $17.7 million as of December 31, 2010.  The deficit increased primarily because we used cash in 2011 to invest in community acquisitions and property and equipment.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit as of December 31, 2011 includes the following noncash items: a $19.9 million deferred tax asset and, as part of current liabilities, $39.3 million of deferred revenue and unearned rental income.  A $19.9 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $43.5 million in scheduled (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of December 31, 2011.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2011 through 2019.  Balloon payments of principal on long-term debt maturing in the next 12 months are expected to be refinanced or extended, and we are currently in negotiations with certain of our lenders.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.

In 2011, 2010, and 2009, we reported net cash provided by operating activities of $74.1 million, $83.7 million, and $64.0 million, respectively.  Included as a use of cash in net cash provided by operating activities in 2011 is $7.8 million in contract buyout costs treated as transaction expenses (see Note 8).  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

As discussed above, we expect to refinance or extend our balloon payments due in 2012; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by conserving its capital expenditures and operating expenses or selling communities or a combination thereof.  In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

Note 16.	Quarterly Results (Unaudited)
	(In thousands, except per share data)

2011	Q1	Q2	Q3	Q4
Total operating revenue (a)	$300,181	$307,207	$323,237	$324,145
Income from operations (a)	12,105	17,644	14,097	17,841
Other income and expense (b)	(34,502)	5,143	(40,462)	(41,540)
Income (loss) from continuing operations before income taxes	(22,397)	22,787	(26,365)	(23,699)
Provision for income taxes	(281)	(294)	(82)	(362)
Income (loss) from discontinued operations (c)	–	(397)	(17,258)	(3,915)
Net income (loss)	(22,678)	22,096	(43,705)	(27,976)
Net loss attributable to the noncontrolling interest	117	101	97	39
Net income (loss) attributable to Emeritus Corporation common shareholders	$(22,561)	$22,197	$(43,608)	$(27,937)

Basic income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.51)	$0.51	$(0.59)	$(0.54)
Discontinued operations	–	(0.01)	(0.39)	(0.09)
	$(0.51)	$0.50	$(0.98)	$(0.63)

Diluted income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.51)	$0.50	$(0.59)	$(0.54)
Discontinued operations	–	(0.01)	(0.39)	(0.09)
	$(0.51)	$0.49	$(0.98)	$(0.63)

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2011, 2010, and 2009

2010	Q1	Q2	Q3	Q4
Total operating revenue (d)	$234,204	$239,131	$249,964	$283,766
Income from operations (d)	12,494	13,890	14,419	18,813
Other expense (e)	(26,356)	(26,758)	(27,438)	(36,323)
Loss from continuing operations before income taxes	(13,862)	(12,868)	(13,019)	(17,510)
Benefit of (provision for) income taxes (f)	(319)	(326)	(326)	1,733
Income (loss) from discontinued operations	(221)	(949)	(559)	384
Net loss	(14,402)	(14,143)	(13,904)	(15,393)
Net loss attributable to the noncontrolling interest	191	226	229	237
Net loss attributable to Emeritus Corporation common shareholders	$(14,211)	$(13,917)	$(13,675)	$(15,156)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.35)	$(0.33)	$(0.34)	$(0.37)
Discontinued operations	(0.01)	(0.02)	(0.01)	0.01
	$(0.36)	$(0.35)	$(0.35)	$(0.36)

Note: The sum of quarterly per share data in any given year may not equal the reported annual per share total.
(a) Reflects the acquisition of 24 new communities in June 2011.
(b) Includes a $42.1 million gain on the acquisition of the Blackstone JV communities (Note 4).
(c) Includes impairment losses and losses on the sale of communities.
(d) Reflects the acquisition of 30 new communities in the fourth quarter.
(e) Includes a loss on lease termination of $2.4 million in the fourth quarter.
(f) Includes a $2.0 million tax benefit recorded in the fourth quarter, of which $1.8 million relates to periods prior to the fourth quarter and $1.3 million relates to periods prior to 2010.

Note 17.	Subsequent Events

Lease Modification

As of December 31, 2011, we were in violation of a financial covenant in master lease agreements with a REIT covering 10 communities (Note 6).  In February 2012, we entered into an amended agreement with the REIT (the “REIT Lease”).  Under the terms of the REIT Lease, we received a waiver of the financial covenant violation through June 30, 2013, and we are required to make $1.9 million in capital investments in certain of the communities during 2012.  We may be required to purchase two of the communities if they do not meet specified lease coverage ratios as of December 31, 2012, at a price based on an agreed-upon formula.  The REIT Lease also added cross-default provisions to six additional communities that the Company leases from the REIT.

INDEX TO EXHIBITS

Exhibit
Number	Description	Footnote

3.1		Restated Articles of Incorporation of registrant as of September 14, 2009.		(37)
3.2		Amended and Restated Bylaws of registrant.		(37)
4.2		Form of Indenture for Debt Securities (Exhibit 4.1).		(45)
4.3		Form of Indenture for Subordinated Debt Securities (Exhibit 4.2).		(45)
4.4		Form of Indenture for Convertible Debt Securities (Exhibit 4.3).		(45)
4.5		Form of Indenture for Convertible Subordinated Debt Securities (Exhibit 4.4).		(45)
4.6		Form of Form of Debt Securities (Exhibit 4.5).		(45)
4.7		Form of Subordinated Debt Securities (Exhibit 4.6).		(45)
4.8		Form of Convertible Debt Securities (Exhibit 4.7).		(45)
4.9		Form of Convertible Subordinated Debt Securities (Exhibit 4.8).		(45)
10.1	*	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(7)
10.2	*	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through		(41)
		April 2, 2010) (Appendix B).
10.3	*	2009 Employee Stock Purchase Plan (Appendix A).		(55)
10.4	*	2006 Amended and Restated Equity Incentive Plan. (Exhibit to Definitive Proxy Statement Appendix A)		(41)
		10.4.1	Form of Option Agreement for grants made pursuant to the 2006 Equity Incentive Plan.	(34)
		10.4.2	Form of Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended	(56)
			and Restated Equity Incentive Plan.
10.5	*	Nonqualified Deferred Compensation Plan.		(39)
10.6	*	Noncompetition Agreements between Registrant and Executive Officers.
		10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R.	(1)
			Brandstrom (Exhibit 10.4.2).
		10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant	(5)
			and Raymond R. Brandstrom (Exhibit 10.1.2).
		10.6.5	Noncompetition Agreement dated April 10, 2009 between registrant and Granger Cobb.	(36)
		10.6.6	Noncompetition Agreement dated May 21, 2009 between registrant and Budgie Amparo.	(36)
		10.6.7	Noncompetition Agreement dated November 20, 2009 between registrant and Rob Bateman.	(39)
10.7	*	Executive Separations Agreements.
		10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr. (Exhibit 10.15.1).	(21)
10.8		Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(2)
		10.8.1	Office Lease dated June 29, 2010 between Selig Holdings Company as lessor, and registrant, as lessee.	(46)
10.9	*	Executive Employment Agreements.
		10.9.2	Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr.,	(38)
			effective January 1, 2010.
		10.9.3	First Amendment to Employment Agreement between Emeritus Corporation and Raymond R.	(46)
			Brandstrom Jr., effective June 23, 2010.
		10.9.4	Employment Agreement between Emeritus Corporation and Daniel R. Baty	(49)
			dated January 19, 2011.
		10.9.5	Amended and Restated Employment Agreement, effective as of January 1, 2012, between Emeritus Corporation and its subsidiaries and Granger Cobb.	(26)

Exhibit
Number	Description	Footnote

10.20	Agreements with Saratoga Partners IV, L.P. and Affiliates.
	10.20.21	Shareholders Agreement dated as of December 30, 1999 among registrant, Daniel R. Baty,	(6)
		B.F., Limited Partnership and Saratoga Partners IV, L.P., Saratoga Management Company
		LLC and Saratoga Coinvestment IV LLC (Exhibit 4.3).
	10.20.22	Registration Rights Agreement dated as of December 30, 1999 among registrant and Saratoga	(6)
		Partners IV, L.P., Saratoga Management Company LLC and Saratoga Coinvestment IV LLC
		(Exhibit 4.4).
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its	(22)
		shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1).
	10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant,	(22)
		certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
		(Exhibit 10.1).
	10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its	(22)
		shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2).
	10.22.4	Amendment to Registration Rights Agreement dated March 31, 2010 among registrant, certain	(40)
		of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).
	10.22.5	First Amendment to Amended and Restated Shareholders Agreement effective April 30, 2010	(46)
		among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
10.23	Documents Relating to Debt Financing with Health Care REIT, Inc. & Summerville Senior Living, Inc.
	10.23.1	Promissory Note for Senior Living Properties, LLC dated March 1, 2007 payable to Health	(27)
		Care REIT, Inc.
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living,
	Inc. for 23 communities.
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property	(27)
		Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior
		Living for 10 properties.
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities.	(27)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities.	(27)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities.	(27)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility	(27)
		and capital additions.
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities.	(27)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility.	(27)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities.	(27)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07.	(27)
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities	(27)
		from lease.
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living
	for six communities.
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries	(27)
		of Summerville Senior Living for 3 properties dated 10-2-06.
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens.	(27)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities.	(27)
	10.26.4	Third Amendment to NHP Master Lease dated 10-22-08 by and between Emeritus Corporation and	(29)
		Nationwide Health Properties, Inc

Exhibit
Number	Description	Footnote

	10.26.5	Fourth Amendment to NHP Master Lease dated 11-01-10 by and among Nationwide Health Properties,	(29)
		Inc., NHP McClain LLC, as Landlord and certain subsidiaries of Summerville Senior Living, as Tenant,
		and Emeritus Corporation as Guarantor
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living
	for four Indiana communities.
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and	(28)
		Summerville Senior Living dated 10-01-04.
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04.	(28)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04.	(28)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06.	(28)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07.	(28)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04.	(28)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06.	(28)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07.	(28)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07.	(28)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04.	(28)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
	for four California communities.
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry	(28)
		Agam and Pacifica Manor, Inc.
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale,	(28)
		Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam	(28)
		and Pacifica Manor, Inc.
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam,	(28)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam	(28)
		and Pacifica Manor, Inc.
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam,	(28)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC	(28)
	10.28.8	Amended and Restated Lease Agreement dated October 15, 2010 by and between Alhambra Royale,	(48)
		and Summerville at COBBCO Inc.
	10.28.9	Amended and Restated Lease Agreement dated October 15, 2010 by and between Chatsworth Royale	(48)
		and Summerville at COBBCO Inc.
	10.28.10	Amended to Lease and Consent Agreement dated October 15, 2010 by and between Clairemont Royale LP	(48)
		and Summerville at COBBCO Inc.
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living
	for two California communities.
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville	(28)
		at COBBCO for Orange.
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville	(28)
		at COBBCO for Casa Whittier.

Exhibit
Number	Description	Footnote

10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC
	for two communities.
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for	(27)
		Villa Colima in California.
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for	(27)
		Regency Residence in Florida.
10.32	Documents related to Leases between Casa Glendale Partners and Summerville at COBBCO, Inc.
	for one community.
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services	(27)
		Corporation dated 4-1-91 for Casa Glendale community.
	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor	(27)
		interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services
		Management Corp and Summerville at COBBCO, Inc. dated 6-1-99.
10.33	Documents related to Leases between Sokol Enterprises and Grand Cypress Residential Care Corporation
	for two communities.
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation	(27)
		dated 7-1-96 for Tarzana Place.
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress	(27)
		Residential Care Corporation dated 8-2-96.
10.34	Documents related to Leases between Vintage Investors and Summerville (COBBCO)
	for one community
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for	(27)
		Villa del Rey Community.
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term	(27)
10.35	Documents related to Leases between Mission/Felson Partners, LP and Summerville (COBBCO)
	for one community.
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville	(27)
		(COBBCO) dated 7-3-97 for Landmark Villa.
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04.	(27)
10.36	Documents related to Leases between Dale E. Patterson and Summerville (COBBCO)
	for one community.
	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO)	(27)
		dated 10-1-97 for Garden Manor.
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07	(27)
	10.36.3	First Amendment to Assisted Living Facility Lease (Garden Manor) dated October 1, 2011 by and between Dale E. Patterson and Cobbco, Inc.	(56)
	10.36.4	Purchase Option Agreement dated October 1, 2011 by and between Emeritus Corporation and Dale E. Patterson.	(56)
10.37	Documents related to Leases between Cox, West, and Fischer and Summerville (COBBCO)
	for one community.
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO)	(27)
		dated 10-1-97 for Villa de Anza.
10.38	Documents related to Leases between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc
	for one community.
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc	(27)
		dated 4-21-98 for Potomac Community.

Exhibit
Number	Description	Footnote

10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville
	at Harden Ranch for 1 community.
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and	(27)
		Summerville at Harden Ranch dated 3-31-04 for Harden Ranch.
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC,
	Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1
	LLC for 1 community.
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC,	(27)
		Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and
		Summerville 1 LLC dated 9-1-04 for Woodward Community.
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO
	for 1 community.
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and	(27)
		COBBCO for Creekside Lodge.
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities.
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living,	(27)
		LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton
		Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC
		dated 3-31-06.
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at	(27)
		Golden Pond.
	10.42.3	Third Amended and Restated Master Lease Agreement dated July 25, 2008 by Ventas Realty, LP	(34)
		and Ventas Framingham, LLC as landlord and Summerville 3,5,14,15,16,17,SW Assisted Living,
		Summerville at Mentor, Heritage Place, Atherton Court, Barrington Court, Roseville Gardens
		and Golden Pond LLC.
10.44	Documents related to Lease between Ventas Fairwood, LLC and Summerville for 1 community.
	10.44.1	Master Lease Agreement by Ventas Fairwood, LLC and Summerville at Fairwood Manor, LLC	(27)
		dated 1-31-05 for Fairwood Manor.
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community.
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated	(27)
		4-14-05 for Whitehall Estates.
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post	(4)
		Partnership (Exhibit 10.3).
	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and	(4)
		Painted Post Partnership (Exhibit 10.4).
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted	(3)
		Post Partners, as operator (Exhibit 10.4.2).
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between	(4)
		registrant and Painted Post Partners (Exhibit 10.1).
10.55	Documents Relating to Leases of with Health Care REIT, Inc. and Loan from Healthcare Realty Trust
	Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health	(8)
		Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant
		(Exhibit 10.53.13).

Exhibit
Number	Description	Footnote

	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005	(15)
		between Health Care REIT, Inc., and related entities, collectively as landlord, and the
		registrant, as tenant (Exhibit 10.53.23).
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare	(13)
		Realty Trust Incorporated and registrant (Exhibit 10.1).
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal	(13)
		amount of $21,426,000 payable to Healthcare Realty Trust Incorporated (Exhibit 10.2).
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare	(13)
		Realty Trust Incorporated (Exhibit 10.4).
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated,	(13)
		Health Care REIT, Inc. and registrant (Exhibit 10.3).
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and	(9)
		Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as
		trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as
		beneficiary (Exhibit 10.53.16).
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Park Club of Fort Meyers.
	10.55.09	Second Amendment to Amended and Restated Master Lease Agreement dated June 30, 2008	(32)
		between Health Care REIT, Inc and related entities, collectively as landlord and Emeritus
		Corporation, as Tenant.
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc.	(9)
		subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee
		(Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6).
	10.56.10	Master Lease Agreement (Master Lease #3) dated June 10, 2009 by and among Health Care	(39)
		Realty, Inc., and certain of its subsidiaries, and Emeritus Corporation.
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors
	(24 Communities) Dated 2007.
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among	(20)
		registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller,
		and Fretus Investors LLC, as company (Exhibit 10.72.2).
	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability	(20)
		companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender
		(Exhibit 10.72.3).
	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of	(20)
		$132 million payable to Capmark Bank (Exhibit 10.72.5).
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008 among 23	(32)
		limited liability companies and limited partnerships, collectively as borrower, and Capmark
		Bank, as lender.
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008 in the	(32)
		principal amount of $16.8 million payable to Capmark Bank.
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated	(32)
		April 25, 2008 among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors
		Chandler LLC. Representative example of 18 communities which in total equal $129 million.
	10.57.10	Multifamily Note dated April 25, 2008 between Fretus Investors Chandler LLC and	(32)
		Capmark Bank. Representative example of 18 communities which in total equal $129 million.

Exhibit
Number	Description	Footnote

	10.57.11	Second Amendment to Loan Agreement (Amended and Restated) dated December 31, 2008	(35)
		by and among Fretus Investors El Paso LP, as borrower, and Capmark Bank, as lender.
	10.57.12	The First Amendment to Promissory Note (Amended and Restated) of borrower dated	(35)
		December 31, 2008 in the principal amount of $16.8 million payable to Capmark Bank.
	10.57.13	Third Amendment to Loan Agreement effective July 1, 2011 by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
	10.57.14	Second Amendment to Promissory Note dated July 1, 2011 in the amount of $4.35 million by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and		(11)
	ESC –Silverdale,LLC, as lessee (1 Community) (Exhibit 10.76.1).
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities).
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS	(10)
		Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc.,
		as purchaser, relating to the purchase of three assisted living communities (Exhibit 10.77.4).
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $5.31 million.
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.31 million	(32)
		between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc.
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $14.475 million	(32)
		between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc.
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.586 million	(32)
		between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc.
	10.59.11	Loan Agreement dated April 25, 2008 by and between Emerikeyt Fairways of Augusta LLC	(32)
		and Keybank National Association for $4,087,500.
		and Keybank National Association for $9,250,000.
	10.59.13	Promissory Note dated April 25, 2008 Emerikeyt Fairways of Augusta LLC payable to	(32)
		Keybank National Association for principal amount of $4,087,500.
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and	(12)
		related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living
		communities (Exhibit 10.83.1).
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty	(12)
		in favor of Health Care REIT, Inc. and related entities (Exhibit 10.83.2).
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash	(12)
		flow sharing (Exhibit 10.83.3).
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC,	(14)
		as lessor, and registrant, as lessee, relating to one assisted living community
		(Exhibit 10.83.6).

Exhibit
Number	Description	Footnote

	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as	(16)
		lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.7).
	10.61.06	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Pavilion at Crossing Point, Orlando FL.
	10.61.07	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Springtree, Sunrise, FL.
	10.61.08	Agreement dated February 11, 2011 between Emeritus Corporation, Summerville Senior Living, Inc.,	(50)
		Batus, LLC, and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option).
	10.61.09	Agreement dated November 1, 2011 by and among Emeritus Corporation, Summerville Senior Living, Inc., Batus, LLC and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option)	(56)
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation (4 Communities).
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser,	(17)
		and three entities, as sellers (Exhibits 10.86.1, 10.86.2 and 10.86.3).
	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC,	(19)
		as seller, and ESC-Arbor Place, LLC, as purchaser (Exhibit 10.87.2).
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and	(18)
		General Electric Capital Corporation and other financial institutions, collectively as lender,
		relating to one assisted living community (Exhibit 10.87.1).
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of	(24)
		$8,000,000 payable to General Electric Capital Corporation.
	10.62.07	Second Amendment to Loan Agreement dated December 31, 2008 between ESC Arbor Place,	(35)
		LLC, as borrower, and General Electric Capital Corporation as lender.
10.63	Documents Relating to Joint Venture with Blackstone Group
	10.63.02	Purchase and Sale Agreement dated October 2006 between PITA General Corporation, AHC	(20)
		Tenant, Inc. and related entities, collectively as seller, and BREA Emeritus, LLC, as buyer
	10.63.03	Amended and Restated Credit Agreement dated December 11, 2006 among BREA Emeritus,	(20)
		LLC and related entities, collectively as borrowers, various financial institutions named
		therein, collectively as lenders, and General Electric Capital Corporation and related entities,
		as agents for the financial institutions.
	10.63.05	Purchase and Sale Agreement dated May 4, 2011 between Emeritus Corporation and BREA 806 LLC.	(52)
	10.63.06	Second Amended and Restated Credit Agreement in the amount of $220.0 million dated as of	(53)
		June 1, 2011 among BREA Emeritus LLC and each of its subsidiaries, collectively as borrowers,
		various financial institutions named therein, collectively as lenders, and General Electric Capital
		Corporation as agent.
	10.63.07	Amended and Restated Note dated June 1, 2011 by and among BREA Emeritus LLC and each of its	(53)
		subsidiaries and General Electric Capital Corporation in the amount of $220.0 million.
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc.
	(9 Communities) Dated 2007.
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between	(21)
		Health Care Properties Investors Trust, as seller, and registrant, as buyer (Exhibit 10.14.1).
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number
	Four , LLC (9 Communities) Dated 2007.

Exhibit
Number	Description	Footnote

	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number	(23)
		One thru Number Four , LLC, and Emeritus Corporation.
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement	(27)
		dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage
		Capital, Inc. Agreement represents an example of three communities agreements.
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse,	(27)
		LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of
		three communities agreements.
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement	(27)
		dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc.
		Agreement represents an example of three communities agreements.
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(27)
		August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc.
		represents an example of three communities agreements.
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC,	(27)
		and Red Mortgage Capital, Inc. Agreement represents an example of six communities.
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	(40 Communities) Dated 2007.
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust,	(25)
		Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of
		Florida, LLC, and Emeritus Corporation.
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between	(27)
		HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding
		LP and Emeritus Corporation.
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Boise, ID).
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Cedar Rapids).
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Escondido Ca, Puyallup, WA).
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings	(27)
		(EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown,
		Lewiston, & Stockton).
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(27)
		August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates).
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between	(27)
		Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates).
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc.
	(3 Communities) Dated 2007.
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise,	(27)
		subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender.
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal	(27)
		amount of $19.6 million payable to General Electric Capital Corporation.
	10.68.03	Amended, Restated and Consolidated Credit Agreement, dated as of January 31, 2011, among	(53)
		Emerimesa, LLC, ESC-Arbor Place, LLC, HC3 Ft. Myers LLC, HC3 Orlando LLC, HC3 Sunrise LLC,
		and General Electric Capital Corporation.

Exhibit
Number	Description	Footnote

	10.68.04	Promissory Note dated January 31, 2011 by and between Emerimesa, LLC, ESC-Arbor Place, LLC,	(53)
10.70	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities) Dated 2008.
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties,	(30)
		Inc. (NHP) and its affiliated signatories and Emeritus Corporation.
	10.70.02	First Amendment to Purchase Sale Agreement dated March 25, 2008 by and among Nationwide	(31)
		Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.
	10.70.03	Master Credit Facility Agreement dated April 1, 2008 by and among Borrowers signatory hereto	(31)
		and Capmark Finance, Inc.
	10.70.04	Master Promissory Note dated April 1, 2008 in the principal amount of $241,889,868. payable to	(31)
		Capmark Bank.
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008 in the principal	(31)
		amount of $30 million payable to Nationwide Health Properties, Inc.
	10.70.07	First Amendment to Master Credit Facility Agreement dated December 9, 2011 by and among Emeritus Corporation and 22 LLC subsidiaries, Berkadia Commercial Mortgage LLC and Fannie Mae.	(56)
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc.
	(29 Communities) Dated 2008.
	10.71.01	Asset Purchase Agreement dated June 9,2008 by Emeritus Corporation and Health Care REIT,	(32)
		Inc. together with the affiliates of HCN.
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008 by and between	(32)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement Effective	(32)
		June 30, 2008 between Emeritol Woods at Eddy Pond LLC and KeyCorp Real Estate Capital
		Markets, Inc. a representative example of 18 communities which in total equal $163.2 million.
	10.71.04	Freddie Mac Multifamily Note Effective June 30, 2008, EMERITOL WOODS AT EDDY	(32)
		POND LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL
		MARKETS, INC. a representative example of 18 communities which in total equal $163.2 million.
	10.71.05	Promissory Note Dated June 30, 2008 in the principal amount of $50.0 million payable to	(32)
		Health Care Reit, Inc.
	10.71.06	Second Amendment to the Asset Purchase Agreement dated October 16, 2008 by and between	(34)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.07	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(34)
		Filing Effective October, 2008 by Emeritol Eastman Estates LLC to Rebecca S. Conrad, ESQ
		for the benefit of KeyCorp Real Estate Capital Markets, Inc. a representative example of 5
		communities which in total equal $29 million.
	10.71.08	Freddie Mac Multifamily Note Effective October 16, 2008, Emeritol Eastman Estates LLC	(34)
		promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.a representative example
		of 5 communities which in total equal $29 million.
	10.71.09	Loan Agreement dated October 17, 2008 by and between Emeritol Dowlen Oaks LLC, Saddleridge	(34)
		Lodge LLC, Seville Estates LLC as borrowers and Keybank National Association as Lender
		for $17.595 million.
	10.71.10	Loan Agreement dated October 17, 2008 by and between Emeritol Stonecreek Lodge LLC,	(34)
		Meadowbrook LLC, as borrowers and Keybank National Association as Lender for $9.8 million.
	10.71.11	LLC Agreement of Batus, LLC a Delaware LLC Effective October 15, 2008.	(34)

Exhibit
Number	Description	Footnote

	10.71.12	Guaranty dated October 17, 2008 given by Emeritus Corporation to and for the Benefit of Keybank	(34)
		for $17.6 million loan.
	10.71.13	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(39)
		Filing Effective November 12, 2009 by Emeritol Saddleridge Lodge LLC to Rebecca S. Conrad,
		ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $6.442 million.
	10.71.14	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Saddleridge Lodge LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $6.442 million.
	10.71.15	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(39)
		Filing Effective November 12, 2009 by Emeritol Seville Estates LLC to Rebecca S. Conrad,
		ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $2.158 million.
	10.71.16	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Seville Estates LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $2.158 million.
	10.71.17	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, and Security Agreement	(39)
		Effective November 12, 2009 by Emeritol Meadowbrook LLC to Chicago Title Insurance,
		for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $3.731 million.
	10.71.18	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Meadowbrook LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $3.731 million.
	10.71.19	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Dowlen Oaks LLC,	(39)
		as borrower, Keybank National Association as Lender, Emeritus Corporation and Daniel R. Baty
		jointly and severally as Guarantor for $6.96 million.
	10.71.20	Amended and Restated Promissory Note of Emeritol Dowlen Oaks LLC dated November 12, 2009	(39)
		Promises to pay Keybank National Association the principal amount of $6.96 million.
	10.71.21	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Stonecreek	(39)
		Lodge LLC as borrower, Keybank National Association as Lender, and Emeritus Corporation
		as Guarantor for the principal amount of $7.2075 million.
	10.71.22	Amended and Restated Promissory Note of Emeritol Stonecreek Lodge LLC dated November 12,	(39)
		2009 promises to pay Keybank National Association the principal amount of $7.2075 million.
	10.71.23	First Amended and Restated Promissory Note Dated July 9, 2010 in the principal amount of $50.0	(46)
		million payable to Health Care Reit, Inc.
	10.71.24	Fannie Mae Multifamily Deed of Trust, Assignment of Rents and Security Agreement and	(47)
		Fixture Filing effective November 1, 2010 between Emeritol Dowlen Oaks LLC and
		KeyCorp Real Estate Capital Markets, Inc.
	10.71.25	Fanny Mae Multifamily Note of Emeritol Dowlen Oaks LLC effective November 1, 2010	(47)
		in the principal amount of $4.475 million payable to KeyCorp Real Estate Capital Markets, Inc.
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP.
	(5 Communities) Dated 2008.
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence.
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Golden Pond Assisted Living.
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Brighton.

Exhibit
Number	Description	Footnote

	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Lake Mary.
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Mentor.
	10.72.06	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture	(34)
		Filing Effective December 19, 2008 by Emerivent Atherton Court Inc to First American Title
		Insurance Company for the benefit of Capmark Bank.
	10.72.07	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(34)
		December 19, 2008 between Emerivent Mentor LLC and Capmark Bank.
	10.72.08	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(34)
		December 19, 2008 between Emerivent Lake Mary LLC and Capmark Bank.
	10.72.09	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Atherton Court jointly	(34)
		and severally promises to pay $5.351 million to Capmark Bank.
	10.72.10	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Mentor jointly	(34)
		and severally promises to pay $15.4 million to Capmark Bank.
	10.72.11	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Lake Mary jointly	(34)
		and severally promises to pay $5.17 million to Capmark Bank.
	10.72.15	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Bradenton LLC jointly	(51)
		and severally promises to pay $6.2 million to Oak Grove Commercial Mortgage, LLC.
	10.72.16	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Brighton, LLC jointly	(51)
		and severally promises to pay $11.65 million to Oak Grove Commercial Mortgage, LLC.
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP")
	(11 Communities) Dated 2008.
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP	(33)
		(collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.02	First Amendment to Master Lease and Security Agreement dated October 20, 2008 between	(34)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.03	Second Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(34)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.04	Third Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(35)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.06	Fifth Amendment to Master Lease and Security Agreement dated February 15, 2009 between	(42)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (12 communities).
10.74	Documents Relating to the Lease of Communities from BV Holding-LTC, Inc.
	(12 Communities) Dated 2008.
	10.74.01	Master Lease agreement dated November 18, 2008 between BV Holding_LTC, Inc.	(34)
		and Emeritus Corporation (2 communities).
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc.
	Dated 2008.
	10.75.01	Second Amendment to Loan Agreement dated March 3, 2008 between with NHP	(35)
		and Emeritus Corporation (2 communities).
	10.75.02	Third Amendment to Loan Agreement dated October 22, 2008 between NHP	(35)
		and Emeritus Corporation.
	10.75.03	Fourth Amendment to Loan Agreement dated November 1, 2010 between NHP	(47)
		and Emeritus Corporation.

Exhibit
Number	Description	Footnote

	10.75.04	Amended and Restated Promissory Note of Emeritus Corporation dated November 1, 2010,	(47)
		in the principal amount of $30.0 million payable to Nationwide Health Properties, Inc.
10.76	Documents Relating to Debt Financing with Capmark Bank (7 communities)
	Dated 2008.
	10.76.01	Freddie Mac Multifamily Mortgage, Security, Assignment of Rents and Security Agreement	(35)
		dated December 30, 2008 between EMERICHIP Dover, LLC and Capmark Bank.
		Representative example of 7 communities which in total equal $36.3 million.
10.77	Documents Relating to the Lease of Communities with National Health Investors (8 communities)
	Dated 2009.
	10.77.01	Master Lease dated October 13, 2009 between National Health Investors, Inc. and Emeritus	(39)
		Corporation (8 Communities).
	10.77.02	First Amendment to Master Lease dated December 1 2009 by and between Emeritus Corporation	(39)
		and National Health Investors, Inc. (8 Communities).
10.78	Documents Relating to the BRE/SW Portfolio LLC (144 communities) Dated 2010.
	10.78.01	Limited Liability Company Agreement by and between Emeritus Corporation, CPDF II, LLC and	(43)
		BRE/SW Member LLC dated January 15, 2010.
	10.78.02	Agreement of Purchase and Sale dated January 15, 2010 between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC dated January 15, 2010.
	10.78.03	Amendment No. 1 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC Dated February 12, 2010.
	10.78.04	Amendment No. 2 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC Dated March 25, 2010.
	10.78.05	Amendment No. 3 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(46)
		and BRE/SW Portfolio LLC Dated March 25, 2010.
	10.78.06	Amended and Restated Limited Liability Company Agreement by and among Emeritus Corporation,	(48)
		CPDF II, LLC, BRE/SW Member LLC, and Sunwest Rollover Member LLC, dated August 5, 2010.
	10.78.07	Representative Management Agreement dated August 5, 2010 among entities related to	(48)
		BRE/SW Portfolio LLC, as owner and licensee, and Emeritus Corporation, as manager.
10.79	Documents Relating to the Purchase of Trace Pointe (1 Community) Dated 2009.
	10.79.01	Purchase and Sale Agreement Dated September 29, 2009 between Emeritus Corporation as	(39)
		Buyer and Clinton Assisted Living LLC as Seller.
	10.79.02	Fannie Mae Multifamily Note Dated October 1, 2009 between Emeritrace LLC and Capmark Bank in	(39)
		the principal amount of $12.150 million to Capmark Bank.
10.80	Documents Relating to Leases with HCP (5 Communities) Dated 2010.
	10.80.01	Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P.,	(44)
		as Lessor, and Emeritus Corporation, as Lessee, dated as of May 14, 2010.
	10.80.02	First Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP	(48)
		Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated June 8, 2010.
	10.80.03	Second Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP	(48)
		Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated September 30, 2010.
10.81	Documents Relating to Leases with HCP (27 Communities) Dated 2010.
	10.81.01	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus	(48)
		Corporation, as Lessee, dated October 12, 2010 (Master Lease #1, 17 communities)
	10.81.02	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus	(48)
		Corporation, as Lessee, dated October 12, 2010 (Master Lease #2, 10 communities)

Exhibit
Number	Description	Footnote

	10.81.03	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 15, 2010 (Master Lease #1)
	10.81.04	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2)
	10.81.05	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #1)
	10.81.06	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #2)
10.83	Documents Relating to Debt Financing with Keybank National Association (3 communities)
	Dated 2010.
	10.83.01	Loan Agreement dated November 30, 2010 entered into by Keybank National Association (Lender) and	(29)
		Emerichenal LLC, Emericlear LLC, and Emerimand LLC (together as Borrowers).
	10.83.02	Promissory Note Dated November 30, 2010, by and between Emerichenal LLC, Emericlear LLC, and	(29)
		Emerimand LLC, and Keybank National Association in the principal amount of $28.0 million.
10.84	Shared Opportunity Agreement between Registrant and Mr. Daniel R. Baty.
	10.84.01	Shared Opportunities Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011	(49)
10.85	Documents Relating to the Purchase of the Emeritus at Mandeville Community in 2011
	10.85.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of	(53)
		March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate Capital Markets, Inc.
	10.85.02	Multifamily Note dated March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate	(53)
		Capital Markets, Inc. in the amount of $7.8 million.
10.86	Documents Relating to the Purchase of Emeritus at Spruce Wood and Emeritus at Fillmore Pond in 2011
	10.86.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated May 16, 2011 between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.02	Multifamily Note dated May 16, 2011 in the amount of $14.1 million between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.03	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 8, 2001 between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
	10.86.04	Multifamily Note dated July 8, 2011 in the amount of $15.8 million between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
10.87	Documents Relating to the Purchase of Emeritus at Vista Oaks and Emeritus at Summer Ridge in 2011
	10.87.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.02	Multifamily Note dated July 6, 2011 in the amount of $6.075 million between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.04	Multifamily Note dated July 6, 2011 in the amount of $8.63 million between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)
10.88	Documents Relating to Debt Financing with Keybank National Association (3 communities) in 2011
	10.88.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)

Exhibit
Number	Description	Footnote

	10.88.02	Multifamily Note dated August 31, 2011 in the amount of $9.99 million between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.04	Multifamily Note dated August 31, 2011 in the amount of $14.2 million between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.05	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 31, 2011 between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.06	Multifamily Note dated August 31, 2011 in the amount of $4.57 million between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
10.89	Documents Relating to Debt Financing with Synovus Bank (4 communities) in 2011
	10.89.01	Loan Agreement dated September 29, 2011 by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
	10.89.02	Promissory Note dated September 29, 2011 in the amount of $25.0 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
	10.89.03	Promissory Note dated September 29, 2011 in the amount of $4.6 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
10.90	Documents Relating to Debt Financing with KeyBank N.A. (16 communities) in 2011
	10.90.01	Loan Agreement dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburt LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
	10.90.02	Amended and Restated Promissory Note dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburg LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
10.91	Documents Relating to Debt Financing with KeyBank N.A. and Fannie Mae (7 communities) in 2011
	10.91.01	Multifamily Loan and Security Agreement dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
	10.91.02	Multifamily Note dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
		These are representative examples of seven communities (Bloomsburg, Danville, Harrisonburg, Henderson, Oakwell Farms, Ravenna and Stonebridge) that in total equal $53.295 million.
10.92	Documents Relating to HUD Financing with Oak Grove Commercial Mortgage, LLC (3 communities)
	10.92.01	Deed of Trust Note dated December 1, 2011 in the amount of $8,925,000 between Emerichip San Antonio AO LP and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.02	Deed of Trust Note dated December 1, 2011 in the amount of $4,819,500 between Emeriprez LLC and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.03	Deed of Trust Note dated December 1, 2011 in the amount of $4,165,000 between Emerichip Everett LLC and Oak Grove Commercial Mortgage, LLC.	(56)

Exhibit
Number	Description	Footnote

21.1	Subsidiaries of the registrant.		(56)
23.1	Consent of independent registered public accounting firm.		(56)
31.1	Certification of Periodic Reports.
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(56)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 8, 2012.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(56)
		Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated March 8, 2012.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(56)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 8, 2012.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(56)
		Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated March 8, 2012.

Footnotes

*	Indicates a management contract or compensatory plan or arrangement.
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

Footnotes

(18)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2006 and incorporated herein by reference.
(19)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference.
(20)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
(21)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 10, 2007 and incorporated herein by reference.
(22)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2007 and incorporated herein by reference.
(23)	Filed as the indicated Exhibit to Form 8-K filed on June 13, 2007 and incorporated herein by reference.
(24)	Filed as the indicated Exhibit to Registration Statement on Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference (SEC File No. 333-141801).
(25)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(26)	Filed as the indicated Exhibit to Form 8-K filed on January 26, 2012 and incorporated herein by reference.
(27)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2007 and incorporated herein by reference.
(28)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed December 31, 2007 and incorporated herein by reference (SEC File No. 333-148400).
(29)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 11, 2011 and incorporated herein by reference.
(30)	Filed as the indicated Exhibit to Form 8-K filed on February 12, 2008 and incorporated herein by reference.
(31)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 09, 2008.
(32)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 08, 2008.
(33)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 10, 2008.
(34)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference.
(35)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2009.
(36)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 6, 2009.
(37)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2009.
(38)	Filed as the indicated Exhibit to Form 8-K filed on January 11, 2010 and incorporated herein by reference.
(39)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2010 and incorporated herein by reference.
(40)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2010 and incorporated herein by reference.
(41)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 2, 2010 and incorporated herein by reference.
(42)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2010.
(43)	Filed as the indicated Exhibit to Form 8-K filed on May 18, 2010 and incorporated herein by reference.
(44)	Filed as the indicated Exhibit to Form 8-K filed on May 19, 2010 and incorporated herein by reference.
(45)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed June 10, 2010 and incorporated herein by reference (SEC File No. 333-167448).
(46)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 9, 2010.
(47)	Filed as the indicated Exhibit to Form 8-K filed on November 4, 2010 and incorporated herein by reference.
(48)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 5, 2010.
(49)	Filed as the indicated Exhibit to Form 8-K filed on January 20, 2011 and incorporated herein by reference.
(50)	Filed as the indicated Exhibit to Form 8-K filed on February 17, 2011and incorporated herein by reference.
(51)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 6, 2011 and incorporated herein by reference.
(52)	Filed as the indicated Exhibit to Form 8-K filed on June 6, 2011 and incorporated herein by reference.

Footnotes

(53)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 5, 2011 and incorporated herein by reference.
(54)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 4, 2011 and incorporated herein by reference.
(55)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 7, 2009.
(56)	Filed herewith.