Form 10-Q
period 2012-03-31
EMERITUS CORP\WA\
filed 2012-05-04
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 45,046,503 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (In thousands, except share data)

ASSETS

	March 31,	December 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$50,005	$43,670
Short-term investments	4,336	3,585
Trade accounts receivable, net of allowance of $2,956 and $2,294	25,306	26,195
Other receivables	19,111	16,117
Tax, insurance, and maintenance escrows	20,351	20,501
Prepaid insurance expense	35,605	36,020
Deferred tax asset	24,043	19,934
Other prepaid expenses and current assets	7,666	8,140
Property held for sale	3,377	–
Total current assets	189,800	174,162
Investments in unconsolidated joint ventures	15,772	15,428
Property and equipment, net of accumulated depreciation of $437,106 and $407,952	2,329,419	2,355,425
Restricted deposits	17,564	16,427
Goodwill	118,725	118,725
Other intangible assets, net of accumulated amortization of $53,343 and $48,722	96,252	100,873
Other assets, net	28,189	29,288
Total assets	$2,795,721	$2,810,328

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$75,668	$74,175
Current portion of capital lease and financing obligations	18,773	17,004
Trade accounts payable	8,177	7,959
Accrued employee compensation and benefits	70,647	70,936
Accrued interest	8,639	9,061
Accrued real estate taxes	10,112	11,791
Accrued professional and general liability	27,718	24,525
Other accrued expenses	19,997	19,477
Deferred revenue	15,939	16,348
Unearned rental income	24,382	22,965
Total current liabilities	280,052	274,241
Long-term debt obligations, less current portion	1,519,248	1,528,710
Capital lease and financing obligations, less current portion	617,404	619,088
Deferred gain on sale of communities	4,520	4,789
Deferred straight-line rent	63,672	61,481
Other long-term liabilities	44,209	39,283
Total liabilities	2,529,105	2,527,592
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 45,046,503 and 44,989,861 shares	4	4
Additional paid-in capital	825,620	822,345
Accumulated deficit	(562,630)	(543,249)
Total Emeritus Corporation shareholders' equity	262,994	279,100
Noncontrolling interest-related party	3,622	3,636
Total shareholders' equity	266,616	282,736
Total liabilities, shareholders' equity, and noncontrolling interest	$2,795,721	$2,810,328

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Community revenue	$317,923	$294,720
Management fees	5,056	5,461
Total operating revenues	322,979	300,181

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	213,473	199,031
General and administrative	23,423	23,213
Transaction costs	306	6,749
Impairments of long-lived assets	2,135	–
Depreciation and amortization	32,570	28,087
Community leases	31,171	30,996
Total operating expenses	303,078	288,076
Operating income	19,901	12,105

Other income (expense):
Interest income	104	111
Interest expense	(39,045)	(36,264)
Change in fair value of derivative financial instruments	(211)	–
Net equity losses for unconsolidated joint ventures	(392)	(374)
Other, net	520	2,025
Net other expense	(39,024)	(34,502)

Loss from operations before income taxes	(19,123)	(22,397)
Provision for income taxes	(272)	(281)
Net loss	(19,395)	(22,678)
Net loss attributable to the noncontrolling interests	14	117
Net loss attributable to Emeritus Corporation
common shareholders	$(19,381)	$(22,561)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:	$(0.43)	$(0.51)

Weighted average common shares outstanding	44,582	44,210

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(19,395)	$(22,678)
Other comprehensive income (loss) net of tax:
Realized gain on sale of investment securities	–	(1,569)
Unrealized holding gains on
available-for-sale investment securities	–	97
Other comprehensive loss net of tax:	–	(1,472)
Comprehensive loss	(19,395)	(24,150)
Comprehensive loss attributable to the noncontrolling interests	14	117
Comprehensive loss attributable to Emeritus Corporation
common shareholders	$(19,381)	$(24,033)

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(19,395)	$(22,678)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	32,570	28,087
Amortization of above/below market rents	1,754	1,967
Amortization of deferred gains	(269)	(288)
Impairments of long-lived assets	2,135	–
Gain on sale of investments	–	(1,569)
Amortization of loan fees	845	734
Allowance for doubtful receivables	2,308	2,034
Equity investment losses	392	374
Stock-based compensation	2,845	2,343
Change in fair value of derivative financial instruments	211	–
Deferred straight-line rent	1,202	2,492
Deferred revenue	(299)	486
Other	629	1,520
Change in other operating assets and liabilities	1,264	(15,768)
Net cash provided by (used in) operating activities	26,192	(266)

Cash flows from investing activities:
Acquisition of property and equipment	(6,277)	(7,220)
Community acquisitions, net of cash acquired	–	(23,273)
Proceeds from the sale of assets	–	2,805
Other assets	(11)	(675)
Advances to affiliates and other managed communities, net	(165)	(2,050)
Distributions from (contributions to) unconsolidated joint ventures, net	(678)	550
Net cash used in investing activities	(7,131)	(29,863)

Cash flows from financing activities:
Sale of stock, net	412	397
Distribution to noncontrolling interest	–	(4,077)
Increase in restricted deposits	(1,095)	(318)
Debt issuance and other financing costs	(180)	(1,197)
Proceeds from long-term borrowings and financings	–	35,650
Repayment of long-term borrowings and financings	(7,969)	(27,114)
Repayment of capital lease and financing obligations	(3,894)	(3,395)
Net cash used in financing activities	(12,726)	(54)

Net increase (decrease) in cash and cash equivalents	6,335	(30,183)
Cash and cash equivalents at the beginning of the period	43,670	110,124
Cash and cash equivalents at the end of the period	$50,005	$79,941

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37,965	$34,009
Cash paid during the period for income taxes	122	223
Cash received during the period for income tax refunds	40	5
Non-cash financing and investing activities:
Capital lease and financing obligations	–	194
Unrealized gain on investment in marketable equity securities	–	97
Receivable from exercise of stock options	19	500

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2012 and 2011

Note 1.	Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style senior living communities with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of March 31, 2012, we owned 187 communities and leased 141 communities.  These 328 communities comprise the communities included in the condensed consolidated financial statements.

We also provide management services to independent and related-party owners of assisted living communities.  As of March 31, 2012, we managed 150 communities, of which 141 are owned by joint ventures in which we have a financial interest.  The majority of our management agreements provide for fees of 5.0% of gross collected revenues.

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

Note 2.	Summary of Significant Accounting Policies and Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to resident move-in fees, bad debts, investments, intangible assets, impairment of long-lived assets and goodwill, income taxes, contingencies, self-insured retention, insurance deductibles, health insurance, inputs to the Black-Scholes option pricing model, and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

We have adopted certain significant accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  We record revisions to such estimates in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of March 31, 2012 and for all periods presented.  Except as otherwise disclosed in these notes to the condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Our results of operations for the period ended March 31, 2012 are not necessarily indicative of the results of operations that we may achieve for the full year ending December 31, 2012.  We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2011 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2011.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income.  This standard eliminates the current option to report other comprehensive income and its components in the statement of shareholders’ equity.  We can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements.  The statement(s) need to be presented with equal prominence as the other primary financial statements and prior period statement(s) are required to be recast to conform to the new presentation.  On December 23, 2011, the FASB decided to defer the new requirement to present reclassifications of other comprehensive income on the face of the income statement.  Companies are still required to adopt the other requirements contained in ASU 2011-05 for the presentation of comprehensive income.  We adopted ASU 2011-05 in the first quarter of 2012 and chose two separate, but consecutive statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between generally accepted accounting principles in the United States (“GAAP”) and International Financial Reporting Standards.  We adopted ASU 2011-04 in the first quarter of 2012, and it did not have a material impact on our financial statements or related disclosures.

Note 3.	Stock-Based Compensation

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on the fair value for all stock-based awards, which amounted to approximately $2.8 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the three months ended March 31, 2012:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Underlying	Exercise	Value
	Options	Price	$(000)
Outstanding at beginning of period	4,470,939	$18.52	$6,825
Granted	–	–
Exercised	(42,675)	5.25	573
Forfeited/expired	(39,400)	16.97
Outstanding at end of period	4,388,864	18.66	6,539

Options exercisable	2,327,488	$20.16	3,888

Weighted average grant date fair value		N/A

Options exercisable in the money	754,518		$3,888
Options exercisable out of the money	1,572,970		$–

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011

Note 4.	Acquisitions and Other Significant Transactions

From time to time, we make acquisitions of certain businesses that we believe align with our strategic intent with respect to, among other factors, maximizing our revenues, operating income, and cash flows.

2011 Blackstone JV Acquisition

On June 1, 2011, Emeritus and an affiliate of Blackstone Real Estate Advisors (“Blackstone”) completed the transactions whereby we acquired Blackstone’s equity interest in a joint venture (the “Blackstone JV”) that owned 24 assisted living communities (the “Blackstone JV Communities”) comprised of approximately 1,897 units.  Blackstone owned an 81.0% interest and we owned a 19.0% interest in such joint venture.  We previously accounted for our 19.0% interest in the Blackstone JV as an equity method investment.

The Blackstone JV Communities contributed revenues of $20.3 million and net loss of $1.3 million to the Company for the first quarter of 2012.  The following table sets forth the effect on our results of operations had the acquisition of the Blackstone JV Communities occurred as of January 1, 2011, excluding a related $42.1 million gain on acquisition (in thousands, except per share):

	Pro Forma Combined
	(unaudited)
	Three Months Ended
	March 31,
	2012	2011

Total operating revenues	$322,979	$320,146
Operating income	19,901	13,195
Loss from operations before income taxes	(19,123)	(22,488)
Net loss attributable to Emeritus Corporation
common shareholders	(19,381)	(22,652)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:	$(0.43)	$(0.51)

Basic and diluted weighted average common shares outstanding:	44,582	44,210

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between us and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”).  As a result of the completion of the acquisition of the Blackstone JV Communities, each of the Blackstone JV Management Agreements was terminated.  The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues.  We earned management fees of approximately $906,000 in the three-month period ended March 31, 2011.  The Blackstone JV Communities incurred no management fee expense from us subsequent to June 1, 2011, and our management fee revenue and the Blackstone JV management fee expense have been eliminated in the pro forma operating results above.

Other acquisitions in the year ended December 31, 2011, as discussed below, were not material to our condensed consolidated financial statements.  Therefore, we have not disclosed pro forma financial information related to these acquisitions.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011

2011 Contract Buyout Agreement

In February 2011, we entered into an agreement with Mr. Daniel R. Baty, the chairman of our board of directors and one of the Company’s founders, to purchase his rights related to six of 18 communities included in the cash flow sharing agreement (“CFSA”) between Emeritus and Mr. Baty (the “Buyout”).  Mr. Baty was originally granted these rights in exchange for guaranteeing our obligations under a lease agreement.  Three of the six communities in the Buyout were owned by our 50/50 consolidated joint venture with Mr. Baty, and the Buyout also included our purchase of Mr. Baty’s equity interest in these three communities.  We paid to Mr. Baty a total of $10.3 million in cash under the terms of the Buyout, which was based on predetermined formulas in the joint venture agreement and the CFSA.  Of the $10.3 million payment, we recorded $6.2 million to transaction costs and decreased total shareholders’ equity by $4.1 million; this allocation approximated the relative fair value of the two elements in the transaction, which were the CFSA and the equity interest in the 50/50 joint venture, respectively.

In November 2011, we exercised our option to buy three additional communities included in the CFSA.  Two of the three communities were owned by the Batus JV, and we purchased Mr. Baty’s equity interest in these communities.  We paid to Mr. Baty a total of $4.2 million in cash, of which we recorded $1.6 million to transaction costs and decreased total shareholders’ equity by $2.6 million.

Other 2011 Acquisitions and Dispositions

During 2011, we purchased six assisted living communities with a total of 536 units.  The aggregate purchase price was $83.0 million and we financed these purchases with mortgage debt totaling $62.4 million and cash on hand.  We accounted for these acquisitions as business combinations.

Subsequent to March 31, 2011, we sold eight communities with a total of 825 units and used the net proceeds to retire the related mortgage debt.

Note 5.	Long-Term Debt

Debt Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the corresponding communities.  Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of our properties.  Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted.  As of March 31, 2012, we were in violation of financial covenants in a debt agreement covering three communities with an aggregate outstanding principal balance of $27.3 million, which is included in current portion of long-term debt in the condensed consolidated balance sheet.  We obtained a waiver from the lender through March 31, 2012 and, as such, are in compliance as of that date.  As required, we will test for compliance again on the next measurement date of June 30, 2012.  This loan matures in November 2012 and we are in negotiations to refinance it.

Note 6.	Derivative Financial Instruments

In connection with the acquisition of the Blackstone JV Communities described in Note 4, 2011 Blackstone JV Acquisition, we refinanced the debt that was assumed in the transaction to a total of $220.0 million pursuant to a credit agreement (“Credit Agreement”) with General Electric Capital Corporation (“GECC”).  Under the terms of the Credit Agreement, the loan bears interest at a floating rate equal to 4.05%, plus the greater of:  (i) the 90-day London Interbank Offered Rate (“LIBOR”) or (ii) 1.0% per annum, or a minimum floor of 5.05%, reset each month.  Pursuant to the terms of the Credit Agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011

term of the loan.  As of March 31, 2012, the fair value of the interest rate cap was $902,000, which is included in other assets, net, in the condensed consolidated balance sheet (see Note 9).

Note 7.	Loss Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested), using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. As of March 31, 2012 and 2011, we had outstanding stock options totaling 4.4 million and 4.2 million, respectively, which were excluded from the computation of loss per share because they were antidilutive.  Performance-based restricted shares, totaling 435,000 shares as of March 31, 2012, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

Note 8.	Liquidity

As of March 31, 2012, we have a working capital deficit of $90.3 million compared to a working capital deficit of $100.1 million at December 31, 2011.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit includes the following non-cash items: a $24.0 million deferred tax asset and, as part of current liabilities, $40.3 million of deferred revenue and unearned rental income.  A $24.0 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $40.0 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of March 31, 2012.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2012 through 2019.  Balloon payments of principal on long-term debt maturing in the next 12 months amount to $40.0 million, which are expected to be repaid, refinanced, or extended.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.

In the three months ended March 31, 2012 and 2011, we reported net cash provided by operating activities of $26.2 million and net cash used in operating activities of $266,000, respectively, in our condensed consolidated statements of cash flows.  Net cash used in operating activities in the first quarter of 2011 included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4).  In addition, our net trade accounts receivable increased by $8.5 million from December 31, 2010 to March 31, 2011, due primarily to delays in Medicare and Medicaid reimbursement for the 27 communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011

Note 9.	Fair Value Disclosures

The following table presents information about our assets measured at fair value on a recurring basis as of March 31, 2012, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of	Balance as of
	for Identical	Observable	Unobservable	March 31,	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012	2011
Assets
Investment securities - trading	$4,336	$–	$–	$4,336	$3,585
Interest rate cap agreement	–	902	–	902	1,146
Liabilities
Interest rate swap agreement	–	–	–	–	(33)

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

We have financial instruments other than investment securities consisting of cash equivalents, trade accounts receivable, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, accounts payable, and long-term debt.  As of March 31, 2012 and December 31, 2011, the fair values of trade accounts receivable and payable approximate their carrying value based on their short-term nature.  The fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as prevailing interest rates (Level 2 inputs).  The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	March 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,594,916	$1,651,705	$1,602,885	$1,660,451

We estimated the fair value of debt obligations using discounted cash flows based on our assumed incremental borrowing rate of 8.5% for unsecured borrowings and 5.4% for secured borrowings (Level 2 inputs).

Impairments of Long-Lived Assets

In the first quarter of 2012, we recorded impairment charges of $2.1 million related to two parcels of undeveloped land.  We determined the fair values of the properties based on comparable land sales in the respective local markets (Level 2 input).  The impairment charges are reflected in the condensed consolidated statement of operations as impairments of long-lived assets.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2012 and 2011

Note 10.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living in 2007.  These liabilities, which total $410,000 as of March 31, 2012, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized, which as of March 31, 2012 and December 31, 2011, reflects a net asset value of zero.  Deferred tax assets are recorded as current assets in the condensed consolidated balance sheets and amounted to $24.0 million and $19.9 million as of March 31, 2012 and December 31, 2011, respectively.  Deferred tax liabilities amounted to $24.0 million and $19.9 million as of March 31, 2012 and December 31, 2011, respectively, which are included in other long-term liabilities in the condensed consolidated balance sheets.

Because the Company fully reserves its deferred tax assets, no net tax effects were allocated to the components of other comprehensive loss.

Note 11.	Litigation

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

As of March 31, 2012, we have recorded a liability related to professional and general self-insured claims, including known claims and incurred but not yet reported claims, of $27.7 million.  We believe that the range of reasonably possible losses as of March 31, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $26.2 million to $34.6 million.  The high end of the range reflects the potential for high-severity losses.

Note 12.	Subsequent Event

In April 2012, we sold a 64-unit assisted living and memory care community located in Indiana.  Net proceeds from the sale of approximately $3.7 million were used in part to pay off the related mortgage debt in the amount of $2.2 million.  The community’s property and equipment are classified as property held for sale in the condensed consolidated balance sheet as of March 31, 2012.

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

Although we believe that the expectations and forecasts reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements.  Consequently, no forward-looking statement can be guaranteed, and future events and actual or suggested results may differ materially.  We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements.  We expressly disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.  You are advised, however, to consult any further disclosures we make in our quarterly reports on Form 10-Q and current reports on Form 8-K.

Overview

A summary of activity for the first three months of 2012 compared to the same period for 2011 is as follows:

•	Total operating revenues increased $22.8 million, or 7.6%, to $323.0 million from $300.2 million for the prior-year period.
•
Operating income increased $7.8 million to $19.9 million from $12.1 million for the prior-year period.  Our net loss attributable to Emeritus Corporation common shareholders was $19.4 million compared to $22.6 million for the prior-year period.  Our prior period results were impacted by transaction costs of $6.7 million, primarily resulting from our buyout of certain communities subject to a cash flow sharing arrangement.

•	Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) increased to 86.6% from 86.0% for the prior-year period.
•	Average rate per occupied unit increased 1.6% to $4,124 from $4,059 for the prior-year period.
•	Net cash provided by operating activities was $26.2 million compared to net cash used in operating activities of $266,000 for the prior-year period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Our Portfolios

As of March 31, 2012, our Consolidated Portfolio had a capacity of 35,050 beds in 37 states, and our Operated Portfolio had a capacity of 49,706 beds in 44 states.  The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	March 31, 2012		December 31, 2011		March 31, 2011
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	187	15,309	187	15,309	167	13,893
Leased(a)	141	14,596	141	14,596	141	14,594
Consolidated Portfolio	328	29,905	328	29,905	308	28,487
Managed	9	933	9	933	11	1,121
Managed - Joint Ventures	141	11,809	141	11,809	163	13,465
Operated Portfolio	478	42,647	478	42,647	482	43,073

(a) We account for 80 of the 141 leased communities as operating leases, 58 as capital leases, and three as financing leases. We do not include the assets and liabilities of the 80 operating lease communities on our condensed consolidated balance sheets.
(b) Total units reflect skilled nursing units in terms of beds.

Our Total Operated Portfolio as of March 31, 2012 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,315	2,967	699	148	180	15,309
Leased	10,804	2,239	671	826	56	14,596
Consolidated Portfolio	22,119	5,206	1,370	974	236	29,905
Managed	569	183	161	–	20	933
Managed - Joint Ventures	6,885	1,372	3,069	195	288	11,809
Operated Portfolio	29,573	6,761	4,600	1,169	544	42,647

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
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Significant Transactions

In recent periods, we entered into a number of transactions that affected the number of communities we operate, our financing arrangements, and our capital structure.  These transactions are summarized below.

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (000) (a)(b)	Amount Financed (000) (b)	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2010				165			141	173

2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (c)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Managed	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (c)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (d)	24	144,130	58,608	–	(24)
Emeritus at Fillmore Pond	Jul 2011	101	Acquisition	1	20,935	15,825	–	–
Emeritus at Vista Oaks and
Emeritus at Summer Ridge	Jul 2011	135	Acquisition	2	19,700	14,700	–	–
Emeritus at Lakeland Hills	Aug 2011	170	Disposition	(1)	N/A	N/A	–	–
Emeritus at Long Cove Pointe	Sep 2011	81	Joint venture	–	N/A	N/A	–	1
Emeritus at Bayside Terrace	Oct 2011	154	Disposition					(1)
Colonial Gardens	Oct 2011	47	Disposition					(1)
Emeritus at Pavillion	Dec 2011	174	Disposition	(1)	N/A	N/A	–	–
Emeritus at Cambria	Dec 2011	79	Disposition	(1)	N/A	N/A		–
Emeritus at Palisades	Dec 2011	158	Disposition	(1)	N/A	N/A		–
Emeritus at Cielo Vista	Dec 2011	66	Disposition	(1)	N/A	N/A		–
Emeritus at Desert Springs	Dec 2011	30	Disposition	(1)	N/A	N/A		–

Count as of December 31, 2011				187			141	150

2012 Activity
No Activity				–			–	–
Count as of March 31, 2012				187			141	150

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements or expansions and dispositions.
(c)	Management of units previously operated by an unrelated third party.
(d)	Represents the purchase of Blackstone's 81% ownership interest in the joint venture. See Note 4, Acquisitions and Other Significant Transactions-Blackstone JV Acquisition.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Results of Operations

Sources of Revenues

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

We rely primarily on our residents’ ability to pay our charges from their own or family resources and expect that we will do so for the foreseeable future.  Private pay residents represent 87.5% of our payor mix.  We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated.  Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases.  Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to the ongoing economic downturn, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 12.5% of our community revenues in the first quarter of 2012 compared to 12.8% in the comparable 2011 period.  Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.  There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  On July 29, 2011, the Center for Medicare and Medicaid Services (“CMS”) issued its final rule reducing Medicare reimbursement rates by an average of 11.1%, which took effect on October 1, 2011.  Although we have taken steps to offset a portion of the decrease through cost savings and improved occupancy in our skilled nursing operations, the potential impact of the lower reimbursement levels totals approximately $8.0 million annually, beginning with the October 1, 2011 effective date.  We are currently unable to estimate the potential impact of other possible governmental cost containment measures.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.

Same Community Portfolio Analysis

Of the 328 communities included in our Consolidated Portfolio as of March 31, 2012, we include 296 communities in our Same Community Portfolio.  For purposes of comparing the three months ended March 31, 2012 and 2011, we define same communities as those communities that we have continuously operated since January 1, 2011, and did not include properties where we opened new expansion projects during the comparable periods, communities in which we substantially changed the service category we offered, or communities we accounted for as discontinued operations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Selected data from our Same Community Portfolio is as follows:

	Three Months Ended March 31,
	2012	2011	$Δ	% Δ(a) (b)
	(in thousands, except percentages)

Community revenue	$289,591	$289,179	$412	0.1%
Community operations expense	(193,521)	(193,633)	112	0.1%
Community operating income	$96,070	$95,546	$524	0.5%

Average monthly revenue per occupied unit	$4,104	$4,105	$(1)	(0.0)%
Average occupancy rate	86.7%	86.5%		0.2 ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

Revenues from our Same Community Portfolio represented 91.1% of our total community revenue for the first quarter of 2012.

Of the $412,000 increase in same community revenues, $482,000 was due to improved occupancy, offset in part by the slight decline in average revenue per occupied unit.

The decrease of $112,000 in community operating expense from the Same Community Portfolio was primarily a result of our expense control and efficiency measures that we undertook over the last year.  On a per-resident-day basis, same community salaries and wages decreased by 1.9%.

Consolidated Results of Operations:  2012 Compared to 2011

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss of $19.4 million for the three months ended March 31, 2012, compared to a net loss of $22.6 million in the prior-year period.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$289,591	$289,179	$412	0.1%
Acquisitions, development and expansion	28,026	6,028	21,998	N/M
Unallocated community revenue (a)	306	(487)	793	162.8%
Community revenue	317,923	294,720	23,203	7.9%
Management fees	5,056	5,461	(405)	(7.4%)
Total operating revenues	$322,979	$300,181	$22,798	7.6%

Average monthly revenue per occupied unit	$4,124	$4,059	$65	1.6%
Average occupancy rate	86.6%	86.0%		0.6 ppt

  (a) Comprised primarily of deferred move-in fees.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Revenues from communities not in our Same Community Portfolio increased by $22.0 million due to acquisitions during 2011, including the 24 Blackstone JV communities.  The change in unallocated community revenue of $793,000 resulted primarily from a decrease in the deferral of revenue for resident move-in fees, which we recognize over the average resident stay.

As of March 31, 2012, we managed 139 communities for the Sunwest JV, a joint venture with an affiliate of Blackstone and an entity controlled by Mr. Baty, two communities in joint ventures with Wegman, and nine other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $4.7 million and $4.2 million to management fee revenues in the three-month periods ended March 31, 2012 and 2011, respectively.  The Blackstone JV contributed $906,000 to management fee revenues in the three-month period ended March 31, 2011.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

Community Operating Expense:

	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$193,521	$193,633	$(112)	(0.1%)
Acquisitions, development, and expansion	19,355	5,077	14,278	N/M
Unallocated community expenses	597	321	276	86.0%
Community operations	$213,473	$199,031	$14,442	7.3%
As a percentage of total operating revenues	66.1%	66.3%		(0.2) ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase from 2011 to 2012 is due primarily to a net increase in the number of communities in our Consolidated Portfolio due to acquisitions.  Of the $14.3 million increase in expense due to acquisitions, the largest contributor was an increase in total labor and benefits of $9.2 million as well as increases in other categories required to provide services to residents, including skilled nursing residents.

Community operating expense in our Same Community Portfolio decreased slightly, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011, we implemented an improved labor hours tracking system.

General and Administrative Expense:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$23,423	$23,213	$210	0.9%
As a percentage of total operating revenues	7.3%	7.7%		(0.4) ppt

The increase in general and administrative expenses was minimal due to our expense control and efficiency measures that we undertook over the last year.  Included in this increase was non-cash stock compensation expense, which increased by $503,000 to $2.8 million for the three months ended March 31, 2012 from $2.3 million for the three months ended March 31, 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities decreased to 5.6% for the three months ended March 31, 2012 from 5.7% for the same quarter for 2011, due to the increase in revenue base from the Sunwest JV management contracts and other acquisitions in excess of corresponding increases in administrative infrastructure expenses, as well as revenue increases from new acquisitions, net of dispositions.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  We computed these percentages as follows:

	Three Months Ended March 31,
	2012		2011
	(in thousands, except percentages)
General and administrative expenses		$23,423		$23,213
Sources of revenue:
Owned and leased	$317,923		$294,720
Managed	103,514		113,430
Total revenue for all communities		$421,437		$408,150

General and administrative expenses as a percent of
all sources of revenue		5.6%		5.7%
General and administrative expenses less stock-based
compensation as a percent of all sources of revenue		4.9%		5.1%

Transaction Costs:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$306	$6,749	$(6,443)	N/M
As a percentage of total operating revenues	0.1%	2.2%		(2.1) ppt

Transaction costs in the prior-year period included $6.2 million for our purchase of rights related to six of 18 communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement).  The remaining costs in both periods primarily represented professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$32,570	$28,087	$4,483	16.0%
As a percentage of total operating revenues	10.1%	9.4%		0.7 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $2.5 million and an increase in amortization expense of $2.0 million.  The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio as well as depreciation on improvements to our existing communities.  The increase in amortization expense is the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Community Lease Expense:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$28,215	$26,537	$1,678	6.3%
Above/below market rent	1,754	1,967	(213)	(10.8%)
Deferred straight-line rent accruals	1,202	2,492	(1,290)	(51.8%)
Community leases	$31,171	$30,996	$175	0.6%
As a percentage of total operating revenues	9.7%	10.3%		(0.6) ppt

The increase in community lease expense reflects an increase in cash operating lease expense due to rent escalators, which was partially offset by a lower level of deferred straight-line rent accruals.  We leased 80 communities under operating leases both as of March 31, 2012 and 2011.

Interest Income:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$104	$111	$(7)	(6.3%)
As a percentage of total operating revenues	–	–		– ppt

The Company earns interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$39,045	$36,264	$2,781	7.7%
As a percentage of total operating revenues	12.1%	12.1%		– ppt

The increase in interest expense was due primarily to the increase in owned communities, including the 24 Blackstone JV communities.

Change in Fair Value of Derivative Financial Instruments

	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$(211)	$–	$(211)	N/M
As a percentage of total operating revenues	(0.1%)	–		(0.1) ppt

The amount in the 2012 period represents noncash expense resulting from changes in the fair value of our interest rate cap.  See Note 6, Derivative Financial Instruments.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Equity Earnings (Losses) for Unconsolidated Joint Ventures:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(392)	$(374)	$(18)	(4.8%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The equity losses in the three months ended March 31, 2012 were comprised of equity losses of $336,000 from the Sunwest JV and equity losses of $56,000 from joint ventures with an affiliate of the Wegman Companies, Inc. (“Wegman”).  The equity losses in the three months ended March 31, 2011 were comprised of equity losses of $861,000 from the Sunwest JV, equity earnings of $432,000 from the Blackstone JV, and equity earnings of $55,000 from the Wegman joint ventures.

The following table sets forth condensed combined statements of operations data for our unconsolidated joint ventures (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenues	$98,472	$110,095
Community operating expenses	73,048	85,207
Operating income	7,719	5,990
Net loss	(5,718)	(10,445)

The Company's share of net loss	$(392)	$(374)

Average monthly revenue per occupied unit	$3,312	$3,368
Average occupancy rate	84.3%	80.4%

Other, net:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$520	$2,025	$(1,505)	(74.3%)
As a percentage of total operating revenues	0.2%	0.7%		(0.5) ppt

Other, net for the first quarter of 2012 consisted primarily of amortization of deferred gains of $269,000, and resident late fee finance charges of $138,000.

Other, net for the first quarter of 2011 consisted primarily of the gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $288,000, and resident late fee finance charges of $137,000.

Income Taxes:
	Three Months Ended March 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(272)	$(281)	$9	3.2%
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions for 2012 and 2011 represent estimated state income and franchise tax liabilities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market, significant declines in consumer confidence, and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued into 2009 with only moderate signs of a recovery during 2010 and 2011.  We believe that the recovery is likely to continue to be slow throughout 2012.  However, we believe that the need-driven demand for our services continues to grow and remains resilient due, in large part, to an increasingly aging population as well as limited new senior living construction, as evidenced by our relative stability in same community occupancy and improvements in average rates.

As of March 31, 2012, we had cash and equivalents on hand of $50.0 million compared to $43.7 million at December 31, 2011.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $90.3 million and $100.1 million as of March 31, 2012 and December 31, 2011, respectively.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of March 31, 2012 included a $24.0 million deferred tax asset and, as part of current liabilities, $40.3 million of deferred revenue and unearned rental income.  A $24.0 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $40.0 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of March 31, 2012.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

Sources and Uses of Cash

We expect to use our cash to invest in our core business as well as other new business opportunities related to our core business.  As discussed above, we expect to refinance or extend our balloon payments of debt principal in the next 12 months; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by conserving its capital expenditures and operating expenses or selling communities or a combination thereof.  In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

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

Other than normal operating expenses, we expect that cash requirements for the next 12 months will consist primarily of capital expenditures.  We expect to increase expenditures for remodeling and refurbishment of existing communities, systems and technology investments in the communities and in the support infrastructure.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

The following is a summary of cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011

Cash provided by (used in) operating activities	$26,192	$(266)
Cash used in investing activities	(7,131)	(29,863)
Cash used in financing activities	(12,726)	(54)
Net increase (decrease) in cash and cash equivalents	6,335	(30,183)
Cash and cash equivalents at the beginning of the period	43,670	110,124
Cash and cash equivalents at the end of the period	$50,005	$79,941

In the first three months of 2012 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.  Net cash used in operating activities in the first quarter of 2011 included $6.2 million in contract buyout costs treated as transaction expenses.  In addition, in 2011 we experienced delays in Medicare and Medicaid reimbursement for the 27 communities that we began operating under lease agreements with HCP in the fourth quarter of 2010, which included skilled nursing beds.  But for these items, we would have reported positive net cash from operating activities in the first three months of 2011.

We used cash in investing activities during the first three months of 2012 primarily for capital expenditures and net contributions to unconsolidated joint ventures.  We used cash in investing activities during the first three months of 2011 primarily for the purchase of two communities, which amounted to $23.3 million, capital expenditures of $7.2 million, and advances to affiliates of $2.1 million, partially offset by proceeds from the sale of investment securities of $2.8 million.

In the first three months of 2012, we used cash in financing activities primarily for the repayment of debt and lease obligations.

In the prior-year period, we borrowed $17.8 million to purchase two communities and $17.9 million to refinance existing debt.  We used cash in financing activities in the prior-year period primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, we paid $4.1 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture; see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement.

As of March 31, 2012, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $94.4 million.

Payment Commitments

The following table summarizes our contractual obligations as of March 31, 2012 (in thousands):

	Principal Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,594,916	$75,668	$237,156	$287,544	$994,548
Capital and financing leases including current portion	636,177	18,773	57,452	84,858	475,094
Operating leases	932,444	110,996	229,208	230,089	362,151
Liability related to unrecognized tax benefits (b)	410	–	–	–	–
	$3,163,947	$205,437	$523,816	$602,491	$1,831,793

(a)  Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

(b)  We have recognized total liabilities related to unrecognized tax benefits of $410,000 as of March 31, 2012.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on our contractual obligations as of March 31, 2012 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$528,517	$74,339	$182,155	$152,373	$119,650
Capital and financing lease obligations	432,472	50,359	99,426	88,672	194,015
	$960,989	$124,698	$281,581	$241,045	$313,665

The amounts above do not include our guarantees of the construction loan payable to a bank by a Wegman joint venture.  Emeritus has a 50% ownership interest in this joint venture and we account for it as an unconsolidated equity method investment.  As of March 31, 2012, the loan balance was $7.7 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.50%.  Emeritus and Wegman have each provided to the lenders an unconditional guarantee of payment of this loan.  In the event that we would be required to repay this loan, we would be entitled to recoup 50% of such payment from Wegman.

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

As of March 31, 2012, the Company has approximately $1.6 billion outstanding of mortgage debt and notes payable comprised of the following:

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

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $372.2 million, or approximately 23.4% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $112.5 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 7.1% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  Our guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of March 31, 2012, we operated 141 communities under long-term lease arrangements, of which 116 were leased from publicly traded REITs.  Of the 141 leased properties, 53 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.  As of March 31, 2012, we were in violation of financial covenants in a debt agreement covering three communities with an aggregate outstanding principal balance of $27.3 million, which is included in current portion of long-term debt in the condensed consolidated balance sheet.  We obtained a waiver from the lender through March 31, 2012 and, as such, are in compliance as of that date.  As required, we will test for compliance again on the next measurement date of June 30, 2012.  This loan matures in November 2012 and we are in negotiations to refinance it.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements other than community operating leases.  For additional information on the community operating leases, see the discussions of Community Lease Expense contained elsewhere in this section.

Significant Accounting Policies and Use of Estimates

Significant accounting policies are those that we believe are both most important to the portrayal of our financial condition and results of operations, and require our most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Judgments and uncertainties affecting the application of those policies may result in us reporting materially different amounts under different conditions or using different assumptions.

We believe that our accounting policies regarding investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income during the period in which the facts that give rise to the revision become known.  For a summary of all of our significant accounting policies, see Note 1, Description of the Business,

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
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
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Emeritus is comprised of a single reporting unit.  We performed our qualitative assessment as of October 31, 2011 and determined that it was not “more likely than not” that the fair value of our reporting unit was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011.  We also noted that there were no facts or circumstances during the first quarter of 2012 that indicated that our carrying value exceeded the estimated fair value of the Company as of March 31, 2012.

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

Stock-Based Compensation

We measure the fair value of stock awards at the grant date based on the fair value of the award and recognize the expense over the related service period.  For stock option awards, we use the Black-Scholes option pricing model, which requires the input of subjective assumptions.  These assumptions include estimating the length of time employees will retain their stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and the expected dividend yield.  In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those stock awards expected to vest.  We estimate the forfeiture rate based on historical experience.  Changes in our assumptions could materially affect the estimate of fair value of stock-based compensation; however, a 10.0% change in our critical assumptions including volatility and expected term would not have a material impact for fiscal year 2012.

The Company’s restricted stock awards vest only upon the achievement of performance targets.  GAAP requires recognition of compensation cost only when achievement of performance conditions is considered probable.  Consequently, our determination of the amount of stock compensation expense requires a significant level of judgment in estimating the probability of achievement of these performance targets.  Additionally, we must make estimates regarding employee forfeitures in determining compensation expense.  Subsequent changes in actual experience are monitored and estimates are updated as information is available.

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of March 31, 2012, we operated 141 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.

We are self-insured for professional liability risk with respect to 237 of the 328 communities in our Consolidated Portfolio.  The liability for self-insured incurred but not yet reported claims was $27.7 million and $24.5 million at March 31, 2012 and December 31, 2011, respectively.  We believe that the range of reasonably possible losses as of December 31, 2011, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $26.2 million to $34.6 million.  The high end of the range reflects the potential for high-severity losses.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured incurred but not yet reported claims was $27.5 million and $26.3 million at March 31, 2012 and December 31, 2011, respectively, which is included in accrued employee compensation and benefits in the condensed consolidated balance sheets  We believe that the range of reasonably possible losses as of March 31, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $25.1 million to $30.0 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs.  The liability for self-insured incurred but not yet reported claims is included in accrued employee compensation and benefits in the condensed consolidated balance sheets and was $10.4 million and $9.5 million at March 31, 2012 and December 31, 2011, respectively.  A 10.0% change in the estimated liability at March 31, 2012 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.0 million.  We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties such as the Sunwest JV, based on their proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our consolidated income from operations would be less sensitive than the difference indicated above.

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

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective or the outcome of the case recently argued before the United States Supreme Court modifies the ACA.  The ACA did not have a material financial impact on our Company in the first three months of 2012.  Although there are additional expenses that will be incurred in 2012, we do not expect that the ACA will result in a material increase in our operating expenses in 2012.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income during the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of March 31, 2012, we have established a valuation allowance such that our net deferred tax asset is zero.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 12.5% of revenues for the three months ended March 31, 2012.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

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
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

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

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months ended March 31, 2012 and 2011 (in thousands):
	Three Months Ended
	March 31,
	2012	2011
Net loss	$(19,395)	$(22,678)
Depreciation and amortization	32,570	28,087
Interest income	(104)	(111)
Interest expense	39,045	36,264
Net equity losses for unconsolidated
joint ventures	392	374
Provision for income taxes	272	281
Amortization of above/below market rents	1,754	1,967
Amortization of deferred gains	(269)	(288)
Stock-based compensation	2,845	2,343
Change in fair value of derivative financial instruments	211	–
Deferred revenue	(299)	486
Deferred straight-line rent	1,202	2,492
Contract buyout costs	–	6,256
Impairment of long-lived assets	2,135	–
Gain on sale of investments	–	(1,569)
Acquisition, development, and financing expenses	321	513
Self-insurance reserve adjustments	397	32
Adjusted EBITDA	61,077	54,449
Community lease expense, net	28,215	26,537
Adjusted EBITDAR	$89,292	$80,986

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Adjusted EBITDAR	$89,292	$80,986
Interest income	104	111
Interest expense	(39,045)	(36,264)
Provision for income taxes	(272)	(281)
Amortization of loan fees	845	734
Allowance for doubtful receivables	2,308	2,034
Changes in operating assets and liabilities, net	1,264	(15,768)
Contract buyout costs	–	(6,256)
Acquisition, development, and financing expenses	(321)	(513)
Self-insurance reserve adjustments	(397)	(32)
Operating lease expense	(28,215)	(26,537)
Other	629	1,520
Net cash provided by (used in) operating activities	$26,192	$(266)

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;
•	Contract buyout costs;
•	Repayment of capital lease and financing obligations;
•	Recurring capital expenditures; and
•	Distributions from unconsolidated joint ventures, net.

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

This metric measures our overall liquidity based on operational factors that we can influence in the short term, namely the cost structure or expenses of the organization.  CFFO is one of the metrics used by us and our board of directors:  (i) to review our ability to service our outstanding indebtedness (including our credit facilities and long-term leases); (ii) to assess our ability to make regular recurring routine capital expenditures to maintain and improve our communities on a period-to-period basis; (iii) for planning purposes, including preparation of our annual budget; (iv) in setting various covenants in our credit agreements; and (v) in determining levels of executive compensation.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2012 and 2011

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

The following table shows the reconciliation of net cash provided by (used in) operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net cash provided by (used in) operating activities	$26,192	$(266)
Changes in operating assets and liabilities, net	(1,264)	15,768
Contract buyout costs (Note 4)	–	6,256
Repayment of capital lease and financing obligations	(3,894)	(3,395)
Recurring capital expenditures	(4,455)	(4,322)
Distributions from unconsolidated joint ventures, net	26	550
Cash From Facility Operations	16,605	14,591
Self-insurance reserve adjustments, prior years	397	32
Cash From Facility Operations, as adjusted	$17,002	$14,623

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  As of March 31, 2012, we had approximately $347.1 million of variable rate borrowings based on LIBOR.  Of the total variable rate debt of $347.1 million, $68.2 million varies with LIBOR with no LIBOR floors or ceilings.  For every 1% change in LIBOR on this $68.2 million in variable rate debt, annual interest expense will either increase or decrease by $682,000.  As of March 31, 2012, the weighted average variable rate is 6.29% in excess of LIBOR on $68.2 million of the variable rate debt; the monthly and 90-day LIBOR was 0.241% and 0.468%, respectively.  In addition, we have variable rate debt of $278.9 million that has LIBOR floors at a weighted average floor of 0.95% and a weighted average spread of 3.41%, for a total weighted average rate of 4.36%.  The LIBOR floors effectively make this debt fixed rate debt as long as LIBOR is less than the 0.95% weighted average floor.  Increases or decreases to LIBOR do not change interest expense on this variable rate debt until LIBOR rises above the floor, and conversely, interest expense does not decrease when LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2012.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b)  Changes in internal controls

Management has evaluated the effectiveness of our internal controls through March 31, 2012.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the first quarter of 2012, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II.  OTHER INFORMATION

Items 2, 3, 4, and 5 are not applicable.

Item 1.  Legal Proceedings

From time to time, we are subject to lawsuits and other disputed matters in the normal course of business, including claims related to general and professional liability.  Accruals for these claims are based upon actuarial and/or estimated exposure, taking into account self-insured retention or deductibles, as applicable.  While the outcome of litigation cannot be predicted and could have a material effect on our financial position, results of operations or liquidity, we do not believe that pending legal proceedings are likely to have any such effect.

Item 1A.  Risk Factors

There were no material changes to risk factors during the first quarter of 2012 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2012	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number

10.9*	Executive Employment Agreements.
	10.9.5	Amended and Restated Employment Agreement, effective as of January 1, 2012, between Emeritus Corporation and its subsidiaries and Granger Cobb.	(1)
10.42	Documents related to Lease between Ventas Realty and Summerville for 6 communities.
	10.42.4	Lease Combination Agreement and Amendment of Lease dated as of June 29, 2011 by and among Ventas Realty, Limited Partnership and Ventas Fairwood, LLC, as Landlord, and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC as Tenant.	(2)

	10.42.5	Second Amendment to Master Lease dated as of February 24, 2012 by and among Ventas Realty, Limited Partnership and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC.	(2)

31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(2)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 4, 2012.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(2)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 4, 2012.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(2)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 4, 2012.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(2)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 4, 2012.

Footnotes:
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as the indicated Exhibit to Form 8-K filed on January 26, 2012 and incorporated herein by reference.
(2)	Filed herewith.