Form 10-Q
period 2012-06-30
EMERITUS CORP\WA\
filed 2012-08-03
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2012

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

As of July 27, 2012, 45,062,109 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (In thousands, except share data)

ASSETS

	June 30,	December 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$74,792	$43,670
Short-term investments	4,322	3,585
Trade accounts receivable, net of allowance of $3,620 and $2,294	24,429	26,195
Other receivables	16,226	16,117
Tax, insurance, and maintenance escrows	21,423	20,501
Prepaid insurance expense	35,867	36,020
Deferred tax asset	22,072	19,934
Other prepaid expenses and current assets	6,213	8,140
Property held for sale	7,857	–
Total current assets	213,201	174,162
Investments in unconsolidated joint ventures	15,679	15,428
Property and equipment, net of accumulated depreciation of $465,592 and $407,952	2,301,824	2,355,425
Restricted deposits	18,166	16,427
Goodwill	118,590	118,725
Other intangible assets, net of accumulated amortization of $57,420 and $48,722	91,761	100,873
Other assets, net	26,801	29,288
Total assets	$2,786,022	$2,810,328

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$63,689	$74,175
Current portion of capital lease and financing obligations	21,471	17,004
Trade accounts payable	19,091	7,959
Accrued employee compensation and benefits	71,777	70,936
Accrued interest	8,120	9,061
Accrued real estate taxes	11,872	11,791
Accrued professional and general liability	32,091	24,525
Other accrued expenses	21,095	19,477
Deferred revenue	15,402	16,348
Unearned rental income	21,639	22,965
Total current liabilities	286,247	274,241
Long-term debt obligations, less current portion	1,521,920	1,528,710
Capital lease and financing obligations, less current portion	621,398	619,088
Deferred gain on sale of communities	4,256	4,789
Deferred straight-line rent	62,449	61,481
Other long-term liabilities	41,843	39,283
Total liabilities	2,538,113	2,527,592
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 45,061,359 and 44,989,861 shares	4	4
Additional paid-in capital	828,666	822,345
Accumulated deficit	(584,349)	(543,249)
Total Emeritus Corporation shareholders' equity	244,321	279,100
Noncontrolling interest-related party	3,588	3,636
Total shareholders' equity	247,909	282,736
Total liabilities, shareholders' equity, and noncontrolling interest	$2,786,022	$2,810,328

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Community revenue	$318,628	$301,722	$636,551	$596,442
Management fees	5,141	5,485	10,197	10,946
Reimbursed costs incurred on behalf of managed communities	51,033	56,480	102,645	114,604
Total operating revenues	374,802	363,687	749,393	721,992

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	213,571	205,358	427,044	404,389
General and administrative	22,987	21,721	46,410	44,934
Transaction costs	882	1,844	1,188	8,593
Impairments of long-lived assets	–	–	2,135	–
Depreciation and amortization	32,993	29,438	65,563	57,525
Community leases	31,016	31,202	62,187	62,198
Costs incurred on behalf of managed communities (see Note2)	51,033	56,480	102,645	114,604
Total operating expenses	352,482	346,043	707,172	692,243
Operating income from continuing operations	22,320	17,644	42,221	29,749

Other income (expense):
Interest income	98	123	202	234
Interest expense	(38,587)	(37,975)	(77,632)	(74,239)
Change in fair value of derivative financial instruments	(534)	509	(745)	509
Net equity losses for unconsolidated joint ventures	(80)	(61)	(472)	(435)
Acquisition gain	–	42,110	–	42,110
Other, net	361	437	881	2,462
Net other income (expense)	(38,742)	5,143	(77,766)	(29,359)

Income (loss) from continuing operations before income taxes	(16,422)	22,787	(35,545)	390
Provision for income taxes	(324)	(294)	(596)	(575)
Income (loss) from continuing operations	(16,746)	22,493	(36,141)	(185)
Loss from discontinued operations	(5,007)	(397)	(5,007)	(397)
Net income (loss)	(21,753)	22,096	(41,148)	(582)
Net loss attributable to the noncontrolling interests	34	101	48	218
Net income (loss) attributable to Emeritus Corporation
common shareholders	$(21,719)	$22,197	$(41,100)	$(364)

Basic income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.38)	$0.51	$(0.81)	$–
Discontinued operations	(0.11)	(0.01)	(0.11)	(0.01)
	$(0.49)	$0.50	$(0.92)	$(0.01)

Weighted average common shares outstanding	44,612	44,283	44,597	44,247

Diluted income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.38)	$0.50	$(0.81)	$–
Discontinued operations	(0.11)	(0.01)	(0.11)	(0.01)
	$(0.49)	$0.49	$(0.92)	$(0.01)

Weighted average diluted common shares outstanding	44,612	44,874	44,597	44,247

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(21,753)	$22,096	$(41,148)	$(582)
Other comprehensive income (loss) net of tax:
Realized gain on sale of investment securities	–	(1,569)	–	(1,569)
Unrealized holding gains on
available-for-sale investment securities	–	97	–	97
Other comprehensive loss net of tax:	–	(1,472)	–	(1,472)
Comprehensive income (loss)	(21,753)	20,624	(41,148)	(2,054)
Comprehensive loss attributable to the noncontrolling interests	34	101	48	218
Comprehensive income (loss) attributable to Emeritus Corporation
common shareholders	$(21,719)	$20,725	$(41,100)	$(1,836)

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(41,148)	$(582)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	65,563	57,525
Amortization of above/below market rents	3,378	3,933
Amortization of deferred gains	(533)	(572)
Acquisition gain	–	(42,110)
Loss on early extinguishment of debt	625	–
Impairments of long-lived assets	6,678	–
Gain on sale of investments	–	(1,569)
Gain (loss) on sale of asset	(205)	384
Amortization of loan fees	1,680	1,474
Allowance for doubtful receivables	5,225	4,507
Equity investment losses	472	435
Stock-based compensation	5,679	4,709
Change in fair value of derivative financial instruments	745	(509)
Deferred straight-line rent	2,298	4,932
Deferred revenue	(450)	1,140
Other	1,236	3,566
Change in other operating assets and liabilities	17,273	(19,793)
Net cash provided by operating activities	68,516	17,470

Cash flows from investing activities:
Acquisition of property and equipment	(11,399)	(14,390)
Community acquisitions, net of cash acquired	–	(139,568)
Proceeds from the sale of assets	3,725	10,557
Other assets	(179)	(304)
Advances from (to) affiliates and other managed communities, net	481	(450)
Distributions from (contributions to) unconsolidated joint ventures, net	(637)	1,351
Net cash used in investing activities	(8,009)	(142,804)

Cash flows from financing activities:
Sale of stock, net	623	1,281
Distribution to noncontrolling interest	–	(4,078)
Increase in restricted deposits	(1,655)	(2,342)
Debt issuance and other financing costs	(1,118)	(3,510)
Proceeds from long-term borrowings and financings	10,553	108,316
Repayment of long-term borrowings and financings	(29,711)	(40,880)
Repayment of capital lease and financing obligations	(8,077)	(6,898)
Net cash provided by (used in) financing activities	(29,385)	51,889

Net increase (decrease) in cash and cash equivalents	31,122	(73,445)
Cash and cash equivalents at the beginning of the period	43,670	110,124
Cash and cash equivalents at the end of the period	$74,792	$36,679

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$75,574	$68,252
Cash paid during the period for income taxes	1,016	1,037
Cash received during the period for income tax refunds	46	13
Non-cash financing and investing activities:
Capital contribution to Sunwest JV	(2,036)	–
Distribution from Sunwest JV	2,036	–
Net cash	–	–
Capital lease and financing obligations	–	280
Unrealized gain on investment in marketable equity securities	–	97
Receivable from exercise of stock options	19	42

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

Note 1.	Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style senior living communities with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of June 30, 2012, we owned 186 communities and leased 141 communities.  These 327 communities comprise the communities included in the condensed consolidated financial statements.

We also provide management services to independent and related-party owners of senior living communities.  As of June 30, 2012, we managed 150 communities, of which 141 are owned by joint ventures in which we have a financial interest.  The majority of our management agreements provide for fees of 5.0% of gross collected revenues.

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

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of June 30, 2012 and for all periods presented.  Except as otherwise disclosed in these notes to the condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Our results of operations for the period ended June 30, 2012 are not necessarily indicative of the results of operations that we may achieve for the full year ending December 31, 2012.  We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2011 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2011.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  The standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  We will be required to adopt ASU 2012-02 effective January 1, 2013 and do not expect that it will have a material impact on our financial statements.

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

Revision of Prior Period Financial Statements

We manage certain communities under contracts that provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  During the current year, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  Consequently, such expenses should be reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The prior period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $56.5 million for the three months ended June 30, 2011 and $114.6 million for the six months ended June 30, 2011.

These revisions were limited to total operating revenues and expenses and had no impact on the Company’s condensed consolidated balance sheets and statements of cash flows, operating income from continuing operations, or net loss.  The Company does not consider such revisions to be material to any previously issued financial statements.

Reimbursed Costs

Costs incurred on behalf of managed communities are comprised entirely of community operating expenses and include items such as employee compensation and benefits, insurance, and costs incurred under national vendor contracts.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

Note 3.	Stock-Based Compensation

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on the fair value for all stock-based awards, which amounted to $2.8 million and $2.4 million for the three months ended June 30, 2012 and 2011, respectively, and $5.7 million and $4.7 million for the six months ended June 30, 2012 and 2011, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the six months ended June 30, 2012:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Underlying	Exercise	Value
	Options	Price	$(000)
Outstanding at beginning of period	4,470,939	$18.52	$6,825
Granted	60,000	16.01
Exercised	(42,675)	5.25	573
Forfeited/expired	(116,175)	17.44
Outstanding at end of period	4,372,089	18.64	5,087

Options exercisable	2,383,238	20.21	3,287

Weighted average grant date fair value		9.11

Options exercisable in the money	704,143		3,287
Options exercisable out of the money	1,679,095		–

We did not grant any restricted shares during the current period.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

Note 4.	Acquisitions and Other Significant Transactions

From time to time, we make acquisitions and dispositions of certain businesses that we believe align with our strategic intent with respect to, among other factors, maximizing our revenues, operating income, and cash flows.

Community Sale

In April 2012, we sold a 66-unit assisted living and memory care community located in Indiana.  Net proceeds from the sale of approximately $3.7 million were used in part to pay off the related mortgage debt in the amount of $2.2 million.  We recorded a gain on the sale of $215,000 and expense of $680,000 for a prepayment penalty and write-off of deferred loan fees.

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

The following table sets forth the effect on our results of operations had the acquisition of the Blackstone JV Communities occurred as of January 1, 2011, excluding a related $42.1 million gain on acquisition (in thousands, except per share):

	Pro Forma Combined
	(unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Total operating revenues	$374,802	$377,044	$749,393	$755,315
Operating income from continuing operations	22,320	18,572	42,221	31,767
Loss from continuing operations before income taxes	(16,422)	(19,281)	(35,545)	(41,769)
Net loss attributable to Emeritus Corporation common shareholders	(21,719)	(19,872)	(41,100)	(42,524)

Basic and diluted loss per common share attributable to Emeritus Corporation common shareholders	$(0.49)	$(0.45)	$(0.92)	$(0.96)

Basic and diluted weighted average common shares outstanding	44,612	44,283	44,597	44,247

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between us and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”).  As a result of the completion of the acquisition of the Blackstone JV Communities, each of the Blackstone JV Management Agreements was terminated.  The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues.  We earned management fees of approximately $602,000 and $1.5 million in the three and six months ended June 30, 2011, respectively.  The Blackstone JV Communities incurred no management fee expense from us subsequent to June 1, 2011, and our management fee revenue and the Blackstone JV management fee expense have been eliminated in the pro forma operating results above.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

Other acquisitions in the year ended December 31, 2011, as discussed below, were not material to our condensed consolidated financial statements.  Therefore, we have not disclosed pro forma financial information related to these acquisitions.

2011 Contract Buyout Agreement

In February 2011, we entered into an agreement with Mr. Daniel R. Baty, the chairman of our board of directors and one of the Company’s founders, to purchase his rights related to six of 18 communities included in the cash flow sharing agreement (“CFSA”) between Emeritus and Mr. Baty (the “Buyout”).  Mr. Baty was originally granted these rights in exchange for guaranteeing our obligations under a lease agreement.  Three of the six communities in the Buyout were owned by our 50/50 consolidated joint venture with Mr. Baty (the “Batus JV”), and the Buyout also included our purchase of Mr. Baty’s equity interest in these three communities.  We paid to Mr. Baty a total of $10.3 million in cash under the terms of the Buyout, which was based on predetermined formulas in the joint venture agreement and the CFSA.  Of the $10.3 million payment, we recorded $6.2 million to transaction costs and decreased total shareholders’ equity by $4.1 million; this allocation approximated the relative fair value of the two elements in the transaction, which were the CFSA and the equity interest in the 50/50 joint venture, respectively.

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

During 2011, we sold eight communities with a total of 825 units and used the net proceeds to retire the related mortgage debt.

Note 5.	Long-Term Debt

On June 19, 2012, we refinanced $11.1 million of mortgage debt, which was due to mature in November 2012, with Fannie Mae financing in the amount of $10.6 million.  Monthly payments of principal and interest are based on a 25-year amortization with a fixed interest rate of 4.58%, with principal due at maturity in July 2022.

Debt Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the corresponding communities.  Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of our properties.  Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted.  As of June 30, 2012, we were in violation of financial covenants in a debt agreement covering two communities with an aggregate outstanding principal balance of $15.2 million. This loan matures in November 2012 and we are in negotiations to refinance it.  We obtained waivers from the lender through June 30, 2012 and, as such, are in compliance as of that date.  As required, we will test for compliance again on the next measurement date of September 30, 2012.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

Note 6.	Derivative Financial Instruments

In connection with the acquisition of the Blackstone JV Communities described in Note 4, 2011 Blackstone JV Acquisition, we refinanced the debt that was assumed in the transaction to a total of $220.0 million pursuant to a credit agreement (“Credit Agreement”) with General Electric Capital Corporation (“GECC”).  Under the terms of the Credit Agreement, the loan bears interest at a floating rate equal to 4.05%, plus the greater of:  (i) the 90-day London Interbank Offered Rate (“LIBOR”) or (ii) 1.0% per annum, or a minimum floor of 5.05%, reset each month.  Pursuant to the terms of the Credit Agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.  As of June 30, 2012, the fair value of the interest rate cap was $368,000, which is included in other assets, net, in the condensed consolidated balance sheet (see Note 10).

Note 7.	Income (Loss) Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested), using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.  For the three and six months ended June 30, 2012, we had outstanding stock options totaling 4.4 million that were excluded from the computation of net loss per share because they were antidilutive.  For the three and six months ended June 30, 2011, we excluded 3.6 million and 4.2 million stock options, respectively, from net income (loss) per share because they were antidilutive.

Performance-based restricted shares, totaling 435,000 shares as of June 30, 2012, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

Note 8.	Discontinued Operations

Loss from discontinued operations for the three and six months ended June 30, 2012 represents primarily the impairment losses on two communities that we designated as held for sale in June 2012, based on purchase and sale agreements from prospective purchasers, and the sale of one community in April 2012 (see Note 10).  In the second quarter of 2011, we recorded an impairment charge of $397,000.

Note 9.	Liquidity

As of June 30, 2012, we have a working capital deficit of $73.0 million compared to a working capital deficit of $100.1 million at December 31, 2011.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit includes the following non-cash items: a $22.1 million deferred tax asset and, as part of current liabilities, $37.0 million of deferred revenue and unearned rental income.  A $22.1 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $30.9 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of June 30, 2012.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2012 through 2047.  Balloon payments of principal on long-term debt maturing in the next 12 months amount to $30.9 million, which are expected to be repaid, refinanced, or extended.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

In the six months ended June 30, 2012 and 2011, we reported net cash provided by operating activities of $68.5 million and $17.5 million, respectively, in our condensed consolidated statements of cash flows.  Net cash provided by operating activities in the first six months of 2011 included $6.2 million in contract buyout costs treated as transaction expenses (see Note 4).  In addition, our net trade accounts receivable increased by $14.7 million from December 31, 2010 to June 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements in the fourth quarter of 2010, which include skilled nursing beds.  Delays are customary when there is a change in providers, and payments were received prior to the end of 2011.  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

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

Note 10.	Fair Value Disclosures

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	June 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Assets
Investment securities - trading	$4,322	$–	$–	$4,322
Interest rate cap agreement	–	368	–	368

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Assets
Investment securities - trading	$3,585	$–	$–	$3,585
Interest rate cap agreement	–	1,146	–	1,146
Liabilities
Interest rate swap agreement	–	33	–	33

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
Three and Six Months Ended June 30, 2012 and 2011

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider many factors specific to the asset or liability.

We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, and long-term debt.  As of June 30, 2012 and December 31, 2011, the fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as prevailing interest rates (Level 2 inputs).  The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	June 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,585,609	$1,638,841	$1,602,885	$1,660,451

We estimated the fair value of debt obligations using discounted cash flows based on our assumed incremental borrowing rate of 8.5% for unsecured borrowings and 5.4% for secured borrowings (Level 2 inputs).

Impairments of Long-Lived Assets

In the second quarter of 2012, we recorded impairment charges of $4.3 million related to two communities that we have classified as held for sale.  We determined the fair values based on pending purchase offers, less estimated selling costs (Level 2 input).  The impairment charges are included in loss on discontinued operations in the condensed consolidated statement of operations.

In the first quarter of 2012, we recorded impairment charges of $2.1 million related to two parcels of undeveloped land.  We determined the fair values of the properties based on comparable land sales in the respective local markets (Level 2 input).  The impairment charges are reflected in the condensed consolidated statement of operations as impairments of long-lived assets.

In the second quarter of 2011, we recorded an impairment charge of $397,000 (see Note 8), which was based on the actual selling prices of two communities, net of selling costs.

Note 11.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living in 2007.  These liabilities, which total $416,000 as of June 30, 2012, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized, which as of June 30, 2012 and December 31, 2011, reflects a net asset value of zero.  Deferred tax assets are recorded as current assets in the condensed consolidated balance sheets and amounted to $22.1 million and $19.9 million as of June 30, 2012 and December 31, 2011, respectively.  Deferred tax liabilities amounted to $22.1 million and $19.9 million as of June 30, 2012 and December 31, 2011, respectively, which are included in other long-term liabilities in the condensed consolidated balance sheets.

Because the Company fully reserves its deferred tax assets, no net tax effects were allocated to the components of other comprehensive loss.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Months Ended June 30, 2012 and 2011

Note 12.	Litigation

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

As of June 30, 2012, we have recorded a liability related to self-insured professional and general claims, including known claims and incurred but not yet reported claims, of $23.2 million.  We believe that the range of reasonably possible losses as of June 30, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $22.0 million to $31.1 million.  The high end of the range reflects the potential for high-severity losses.

Note 13.	Subsequent Events

Debt refinancing

In July 2012, we entered into a mortgage loan agreement in the amount of $6.8 million.  The loan requires monthly payments of $50,000 with an adjustable interest rate equal to LIBOR plus 5.85%.   The loan matures in July 2015 with a one-year extension option.  Proceeds from the loan were used to repay an existing mortgage loan with KeyBank with an outstanding principal balance of $6.9 million.  In accordance with the terms of the loan agreement with KeyBank, which originally covered 16 communities, we are required to reduce the overall principal balance to specified levels during the term of the agreement.

Community disposition

In July 2012, we sold a 52-unit community located in Georgia.  Net proceeds from the sale of $3.5 million were used to pay off the related mortgage debt in the amount of $3.4 million.  The community’s property and equipment are classified as property held for sale in the condensed consolidated balance sheet as of June 30, 2012 (see Note 8).

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

Overview

A summary of activity for the first six months of 2012 compared to the same period for 2011 is as follows:

•	Total operating revenues increased $27.4 million, or 3.8%, to $749.4 million from $722.0 million for the prior-year period.
•
Operating income from continuing operations increased $12.5 million to $42.2 million from $29.7 million for the prior-year period.  Our net loss attributable to Emeritus Corporation common shareholders was $41.1 million compared to $364,000 for the prior-year period.  Our prior period results included a $42.1 million gain on the acquisition of the Blackstone JV Communities offset by transaction costs of $8.6 million during the period, which transaction costs included $6.2 million resulting from our buyout of certain communities subject to a cash flow sharing arrangement.

•	Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) increased to 86.5% from 86.0% for the prior-year period.
•	Average rate per occupied unit increased 1.9% to $4,136 from $4,058 for the prior-year period.
•	Net cash provided by operating activities was $68.5 million compared to $17.5 million for the prior-year period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Our Portfolios

As of June 30, 2012, our Consolidated Portfolio had a capacity of 34,945 beds in 37 states, and our Operated Portfolio had a capacity of 49,601 beds in 44 states.  The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	June 30, 2012		December 31, 2011		June 30, 2011
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	186	15,243	187	15,309	190	15,732
Leased(a)	141	14,596	141	14,596	141	14,594
Consolidated Portfolio	327	29,839	328	29,905	331	30,326
Managed	9	933	9	933	11	1,121
Managed - Joint Ventures	141	11,809	141	11,809	140	11,728
Operated Portfolio	477	42,581	478	42,647	482	43,175

(a) We account for 80 of the 141 leased communities as operating leases, 58 as capital leases, and three as financing leases. We do not include the assets and liabilities of the 80 operating lease communities on our condensed consolidated balance sheets.
(b) Total units reflect skilled nursing units in terms of beds.

Our Total Operated Portfolio as of June 30, 2012 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,278	2,941	698	148	178	15,243
Leased	10,792	2,253	673	826	52	14,596
Consolidated Portfolio	22,070	5,194	1,371	974	230	29,839
Managed	569	183	161	–	20	933
Managed - Joint Ventures	6,926	1,372	3,026	195	290	11,809
Operated Portfolio	29,565	6,749	4,558	1,169	540	42,581

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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Significant Transactions

In recent periods, we entered into a number of transactions that affected the number of communities we operate, our financing arrangements, and our capital structure.  These transactions are summarized below.

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (000) (a)(b)	Amount Financed (000) (b)	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2010				165			141	173

2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (c)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Managed	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (c)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (d)	24	144,130	58,608	–	(24)
Emeritus at Fillmore Pond	Jul 2011	101	Acquisition	1	20,935	15,825	–	–
Emeritus at Vista Oaks and
Emeritus at Summer Ridge	Jul 2011	135	Acquisition	2	19,700	14,700	–	–
Emeritus at Lakeland Hills	Aug 2011	170	Disposition	(1)	N/A	N/A	–	–
Emeritus at Long Cove Pointe	Sep 2011	81	Joint venture	–	N/A	N/A	–	1
Emeritus at Bayside Terrace	Oct 2011	154	Disposition					(1)
Colonial Gardens	Oct 2011	47	Disposition					(1)
Emeritus at Pavillion	Dec 2011	174	Disposition	(1)	N/A	N/A	–	–
Emeritus at Cambria	Dec 2011	79	Disposition	(1)	N/A	N/A		–
Emeritus at Palisades	Dec 2011	158	Disposition	(1)	N/A	N/A		–
Emeritus at Cielo Vista	Dec 2011	66	Disposition	(1)	N/A	N/A		–
Emeritus at Desert Springs	Dec 2011	30	Disposition	(1)	N/A	N/A		–

Count as of December 31, 2011				187			141	150

2012 Activity
Emeritus at Greenwood	Apr 2012	66	Disposition	(1)	N/A	N/A	–	–
Count as of June 30, 2012				186			141	150

(a)	Purchase price exclusive of closing costs.

(b)	Purchase price and amount financed are not applicable for new lease and management agreements or expansions and dispositions.

(c)	Management of units previously operated by an unrelated third party.

(d)	Represents the purchase of Blackstone's 81% ownership interest in the joint venture. See Note 4, Acquisitions and Other Significant Transactions-Blackstone JV Acquisition.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

We rely primarily on our residents’ ability to pay our charges from their own or family resources and expect that we will do so for the foreseeable future.  Private pay revenues represent 87.6% of our payor mix in the first six months of 2012.  We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated.  Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases.  Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to the ongoing economic downturn, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 12.4% of our community revenues in the first six months of 2012 compared to 12.9% in the comparable 2011 period.  Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.  There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  On July 29, 2011, the Center for Medicare and Medicaid Services (“CMS”) issued its final rule reducing Medicare reimbursement rates by an average of 11.1%, which took effect on October 1, 2011.  Although we have taken steps to offset a portion of the decrease through cost savings and improved occupancy in our skilled nursing operations, the potential impact of the lower reimbursement levels totals approximately $8.0 million annually, beginning with the October 1, 2011 effective date.  We are currently unable to estimate the potential impact of other possible governmental cost containment measures.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.

In addition to our monthly management fee, we receive reimbursement for operating expenses of managed communities.  During the current year, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  Consequently, such expenses should be reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The prior period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $56.5 million for the three months ended June 30, 2011 and $114.6 million for the six months ended June 30, 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

These revisions were limited to total operating revenues and expenses and had no impact on the Company’s condensed consolidated balance sheets and statements of cash flows, operating income from continuing operations, or net loss.  We do not consider such revisions to be material to any previously issued financial statements.

Same Community Portfolio Analysis

Of the 327 communities included in our Consolidated Portfolio as of June 30, 2012, we include 295 communities in our Same Community Portfolio.  For purposes of comparing the three months ended June 30, 2012 and 2011, we define same communities as those communities that we have continuously operated since January 1, 2011, and did not include properties where we opened new expansion projects during the comparable periods, communities in which we substantially changed the service category we offered, or communities we accounted for as discontinued operations.

Selected data from our Same Community Portfolio is as follows:

	Three Months Ended June 30,
	2012	2011	$Δ	% Δ	(a) (b)
	(in thousands, except percentages)

Community revenue	$290,479	$287,536	$2,943	1.0%
Community operations expense	(191,838)	(191,208)	(630)	(0.3)%
Community operating income	$98,641	$96,328	$2,313	2.4%

Average monthly revenue per occupied unit	$4,136	$4,101	$35	0.9%
Average occupancy rate	86.6%	86.5%		0.1 ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

Revenues from our Same Community Portfolio represented 91.2% of our total community revenue for the second quarter of 2012, compared to 95.3% for the second quarter of 2011.

Of the $2.9 million increase in same community revenues, $447,000 was due to improved occupancy and $2.5 million was due to an increase in average revenue per occupied unit.

As a result of ongoing expense control and efficiency measures, operating expense from the Same Community Portfolio was held to an increase of 0.3%, or $630,000.  This increase was primarily due to increases in health insurance, raw food, maintenance and repairs, and professional liability insurance, partially offset by decreases in a variety of other expenses.

Comparison of the Three Months Ended June 30, 2012 and 2011

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $21.7 million for the three months ended June 30, 2012, compared to net income of $22.2 million in the prior-year period.  The prior period results include a $42.1 million gain on the acquisition of the Blackstone JV Communities.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

The details of each of the components of net loss are set forth below.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Total Operating Revenues:

	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$290,479	$287,536	$2,943	1.0%
Acquisitions, development and expansion	27,999	14,839	13,160	88.7%
Unallocated community revenue (a)	150	(653)	803	N/M
Community revenue	318,628	301,722	16,906	5.6%
Management fees	5,141	5,485	(344)	(6.3%)
Reimbursed costs incurred on behalf of managed communities	51,033	56,480	(5,447)	(9.6%)
Total operating revenues	$374,802	$363,687	$11,115	3.1%

Average monthly revenue per occupied unit	$4,148	$4,057	$91	2.2%
Average occupancy rate	86.4%	86.0%		0.4 ppt

  (a) Comprised primarily of deferred move-in fees.

Revenues from communities not in our Same Community Portfolio increased by $13.2 million due to acquisitions during 2011, including the 24 Blackstone JV Communities, and net of certain dispositions.  The change in unallocated community revenue of $803,000 resulted primarily from an overall decrease in the recognition of revenue for resident move-in fees, which we recognize over the average resident stay.

As of June 30, 2012, we managed 139 communities for the Sunwest JV, a joint venture with an affiliate of Blackstone and an entity controlled by Mr. Baty, two communities in joint ventures with an affiliate of The Wegman Companies, Inc. (“Wegman”), and nine other communities for third parties.  The Sunwest JV, which commenced operations in August 2010, contributed $4.7 million and $4.5 million to management fee revenues in the three-month periods ended June 30, 2012 and 2011, respectively.  The Blackstone JV contributed $602,000 to management fee revenues in the three-month period ended June 30, 2011.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

The decrease in reimbursed costs incurred on behalf of managed communities is due primarily to the conversion of the Blackstone JV Communities from managed to owned on June 1, 2011.

Community Operating Expense:

	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$191,838	$191,208	$630	0.3%
Acquisitions, development, and expansion	19,283	10,935	8,348	N/M
Unallocated community expenses	2,450	3,215	(765)	(23.8%)
Community operations	$213,571	$205,358	$8,213	4.0%
As a percentage of total operating revenues	57.0%	56.5%		0.5 ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, and licenses.  The increase from 2011 to 2012 is due primarily to a net increase in the number of communities in our

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Consolidated Portfolio due to acquisitions.  Of the $8.3 million increase in expense due to acquisitions, the largest contributor was an increase in total labor and benefits of $5.4 million, as well as increases in other categories required to provide services to residents, including skilled nursing residents.

Community operating expense in our Same Community Portfolio increased slightly, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011, we implemented an improved labor hours tracking system.

General and Administrative Expense:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$22,987	$21,721	$1,266	5.8%
As a percentage of total operating revenues	6.1%	6.0%		0.1 ppt

The increase in general and administrative expenses reflects increases in incentive compensation, including noncash stock compensation expense, and professional and consulting fees.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities increased to 5.4% for the three months ended June 30, 2012 from 5.2% for the same quarter for 2011.

We computed these percentages as follows:

	Three Months Ended June 30,
	2012		2011
	(in thousands, except percentages)
General and administrative expenses		$22,987		$21,721
Sources of revenue:
Owned and leased	$318,628		$301,722
Managed	104,257		112,416
Total revenue for all communities		$422,885		$414,138

General and administrative expenses as a percent of
all sources of revenue		5.4%		5.2%
General and administrative expenses less stock-based
compensation as a percent of all sources of revenue		4.8%		4.7%

We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  As a result, salaries and wages and related taxes and benefits were unchanged from the prior-year period.

Transaction Costs:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$882	$1,844	$(962)	(52.2%)
As a percentage of total operating revenues	0.2%	0.5%		(0.3) ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Transaction costs represent professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$32,993	$29,438	$3,555	12.1%
As a percentage of total operating revenues	8.8%	8.1%		0.7 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $2.2 million and an increase in amortization expense of $1.3 million.  The increased depreciation expense is due to communities acquired in 2011, including the 24 Blackstone JV Communities, as well as depreciation on improvements to our existing communities.  The increase in amortization expense is the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

Community Lease Expense:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$28,296	$26,795	$1,501	5.6%
Above/below market rent	1,624	1,967	(343)	(17.4%)
Deferred straight-line rent amortization	1,096	2,440	(1,344)	(55.1%)
Community leases	$31,016	$31,202	$(186)	(0.6%)
As a percentage of total operating revenues	8.3%	8.6%		(0.3) ppt

The decrease in total community lease expense reflects an increase in operating lease expense due to rent escalators, which was partially offset by a lower level of deferred straight-line rent amortization.  We leased 80 communities under operating leases both as of June 30, 2012 and 2011.

Costs Incurred on Behalf of Managed Communities:

	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities (see Note2)	$51,033	$56,480	$(5,447)	(9.6%)
As a percentage of total operating revenues	13.6%	15.5%		(1.9) ppt

The decrease in costs incurred on behalf of managed communities is due primarily to the conversion of the Blackstone JV Communities from managed to owned on June 1, 2011 (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Interest Income:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$98	$123	$(25)	(20.3%)
As a percentage of total operating revenues	–	–		– ppt

The Company earns interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$38,587	$37,975	$612	1.6%
As a percentage of total operating revenues	10.3%	10.4%		(0.1) ppt

The increase in interest expense was due primarily to communities acquired in 2011, including the 24 Blackstone JV Communities.

Change in Fair Value of Derivative Financial Instruments

	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$(534)	$509	$(1,043)	N/M
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

The amount in the 2012 period represents noncash expense resulting from changes in the fair value of our interest rate cap.  The amount in the 2011 period represents noncash income resulting from changes in the fair value of an interest rate swap that expired on January 2, 2012.  See Note 6, Derivative Financial Instruments.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(80)	$(61)	$(19)	(31.1%)
As a percentage of total operating revenues	–	–		– ppt

The equity losses in the three months ended June 30, 2012 were comprised primarily of equity losses from the Sunwest JV.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  The equity losses in the three months ended June 30, 2011 were comprised of equity losses of $530,000 from the Sunwest JV, equity earnings of $489,000 from the Blackstone JV, and equity losses of $20,000 from joint ventures with Wegman.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

The following table sets forth condensed combined statements of operations data for our unconsolidated joint ventures (in thousands):

	Three Months Ended
	June 30,
	2012	2011
Total revenues	$99,677	$107,802
Community operating expenses	73,150	80,435
Operating income	13,500	8,683
Net loss	(1,893)	(6,299)

The Company's share of net loss	$(80)	$(61)

Average monthly revenue per occupied unit	$3,339	$3,393
Average occupancy rate	84.6%	81.8%

Acquisition Gain:

	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Acquisition gain	$–	$42,110	$(42,110)	N/M
As a percentage of total operating revenues	–	11.6%		(11.6) ppt

The $42.1 million acquisition gain resulted from our remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition for further detail.

Other, net:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$361	$437	$(76)	(17.4%)
As a percentage of total operating revenues	0.1%	0.1%		– ppt

Other, net for the second quarter of 2012 consisted primarily of amortization of deferred gains of $264,000, and resident late fee finance charges of $142,000.

Other, net for the second quarter of 2011 consisted primarily of amortization of deferred gains of $284,000, and resident late fee finance charges of $136,000.

Income Taxes:
	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(324)	$(294)	$(30)	(10.2%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions for 2012 and 2011 represent estimated state income and franchise tax liabilities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Loss from Discontinued Operations:

	Three Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(5,007)	$(397)	$(4,610)	N/M
As a percentage of total operating revenues	(1.3%)	(0.1%)		(1.2) ppt

Loss from discontinued operations for the three months ended June 30, 2012 primarily consists of impairment losses on assets held for sale (see Note 8, Discontinued Operations).

Loss from discontinued operations for the three months ended June 30, 2011 represented the loss on the sale of two communities in May 2011.

Comparison of the Six Months Ended June 30, 2012 and 2011

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $41.1 million for the six months ended June 30, 2012, compared to a net loss of $364,000 in the prior-year period.  The prior-period results include a $42.1 million gain on the acquisition of the Blackstone JV Communities.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$579,509	$576,057	$3,452	0.6%
Acquisitions, development and expansion	56,585	21,526	35,059	162.9%
Unallocated community revenue (a)	457	(1,141)	1,598	140.1%
Community revenue	636,551	596,442	40,109	6.7%
Management fees	10,197	10,946	(749)	(6.8%)
Reimbursed costs incurred on behalf of managed communities	102,645	114,604	(11,959)	(10.4%)
Total operating revenues	$749,393	$721,992	$27,401	3.8%

Average monthly revenue per occupied unit	$4,136	$4,058	$78	1.9%
Average occupancy rate	86.5%	86.0%		0.5 ppt

(a) Comprised primarily of deferred move-in fees.

The increase of $3.5 million from the 295 Same Community Portfolio consisted of $2.4 million in improvement in the rates we charge our residents and an increase in occupancy levels of $1.1 million.  As further described in the section Same Community Comparison above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2011, net of dispositions.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2011 (net of dispositions), increased by $35.1 million, due primarily to our June 1, 2011 acquisition of the 24 Blackstone JV Communities.  The change in unallocated community revenue of $1.6 million primarily resulted from a decrease in the recognition of resident move-in fees, which we recognize over the average resident length of stay.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

The Sunwest JV, which commenced operations in August 2010, contributed $9.4 million and $8.6 million to management fee revenues in the six-month period ended June 30, 2012 and 2011, respectively.  The Blackstone JV contributed $1.5 million to management fee revenues in the six months ended June 30, 2011.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired Blackstone’s equity interest in the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

The decrease in reimbursed costs incurred on behalf of managed communities is due primarily to the conversion of the Blackstone JV Communities from managed to owned on June 1, 2011.

Community Operating Expense:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$384,850	$384,358	$492	0.1%
Acquisitions, development and expansion	39,149	16,495	22,654	137.3%
Unallocated community expenses	3,045	3,536	(491)	(13.9%)
Community operations	$427,044	$404,389	$22,655	5.6%
As a percentage of total operating revenues	57.0%	56.0%		1.0 ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, and licenses.  The increase from 2011 to 2012 is due primarily to a net increase in the number of communities in our Consolidated Portfolio in 2011 due to acquisitions.  Of the $22.7 million increase in expense due to acquisitions, the largest contributor was an increase in total labor and benefits of $14.6 million as well as increases in other categories required to provide services to residents, including skilled nursing residents.

The small increase in Community operating expense in our Same Community Portfolio of $492,000 was due primarily to increases in professional liability insurance, raw food, and maintenance and repairs, net of decreases in salaries and benefits, utilities, and taxes and licenses.  Over the last year, we undertook expense control and efficiency measures, such as an improved labor hours tracking system.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.

General and Administrative Expense:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$46,410	$44,934	$1,476	3.3%
As a percentage of total operating revenues	6.2%	6.2%		– ppt

The increase in general and administrative expenses reflects increases in incentive compensation, including noncash stock compensation expense.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities stayed virtually the same at 5.5% for the six-month periods ended June 30, 2012 and 2011.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  As a result, salaries and wages and related taxes and benefits were unchanged from the prior-year period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

We compute these percentages as follows:

	Six Months Ended June 30,
	2012		2011
	(in thousands, except percentages)
General and administrative expenses		$46,410		$44,934
Sources of revenue:
Owned and leased	$636,551		$596,442
Managed	207,770		225,849
Total revenue for all communities in our Operated Portfolio		$844,321		$822,291

General and administrative expenses as a percent of
all sources of revenue		5.5%		5.5%
General and administrative expenses less stock-based
compensation as a percent of all sources of revenue		4.8%		4.9%

Transaction Costs:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$1,188	$8,593	$(7,405)	N/M
As a percentage of total operating revenues	0.2%	1.2%		(1.0) ppt

Transaction costs in the prior period included $6.2 million for our purchase of rights related to six of 18 communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement) and $1.2 million related to the acquisition of the Blackstone JV Communities.  The remaining costs in both periods primarily represented professional and consulting fees incurred related to community purchases and other acquisition activity.

Impairment of Long-Lived Assets:

The impairment charge of $2.1 million in the six-month period ended June 30, 2012 represents the write-down to fair value of two parcels of undeveloped land that we plan to sell (see Note 9, Fair Value Disclosures—Impairment of Long-Lived Assets).

Depreciation and Amortization Expense:

	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$65,563	$57,525	$8,038	14.0%
As a percentage of total operating revenues	8.7%	8.0%		0.7 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $4.7 million and an increase in amortization expense of $3.3 million.  The increased depreciation expense is due to the increase in the number of communities in our consolidated portfolio in 2011, including the 24 Blackstone JV Communities, as well as depreciation on improvements to our existing communities.  The increase in amortization expense is the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Community Lease Expense:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$56,511	$53,333	$3,178	6.0%
Above/below market rent	3,378	3,933	(555)	(14.1%)
Deferred straight-line rent amortization	2,298	4,932	(2,634)	(53.4%)
Community leases	$62,187	$62,198	$(11)	(0.0%)
As a percentage of total operating revenues	8.3%	8.6%		(0.3) ppt

The decrease in total community lease expense reflected an increase in operating lease expense due to rent escalators, which was offset in part by deferred straight-line rent amortization.  We leased 80 communities under operating leases both as of June 30, 2012 and 2011.

Costs Incurred on Behalf of Managed Communities:

	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities (see Note2)	$102,645	$114,604	$(11,959)	(10.4%)
As a percentage of total operating revenues	13.7%	15.9%		(2.2) ppt

The decrease in costs incurred on behalf of managed communities is due primarily to the conversion of the Blackstone JV Communities from managed to owned on June 1, 2011.

Interest Income:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$202	$234	$(32)	(13.7%)
As a percentage of total operating revenues	–	–		– ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$77,632	$74,239	$3,393	4.6%
As a percentage of total operating revenues	10.4%	10.3%		0.1 ppt

The increase in interest expense is due primarily to communities acquired in 2011, including the 24 Blackstone JV Communities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

Change in Fair Value of Derivative Financial Instruments

	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$(745)	$509	$(1,254)	N/M
As a percentage of total operating revenues	(0.1%)	0.1%		(0.2) ppt

The amount in the 2012 period represents noncash expense resulting from changes in the fair value of our interest rate cap.  The amount in the 2011 period represents noncash income resulting from changes in the fair value of an interest rate swap that expired on January 2, 2012.  See Note 6, Derivative Financial Instruments.

Equity Earnings (Losses) for Unconsolidated Joint Ventures:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(472)	$(435)	$(37)	(8.5%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The equity losses in the six months ended June 30, 2012 are comprised primarily of equity losses of $420,000 from the Sunwest JV.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  The equity losses in the six months ended June 30, 2011 consist primarily of equity losses of $1.4 million from the Sunwest JV, partially offset by equity earnings of $921,000 from the Blackstone JV.

The following table sets forth condensed combined statements of operations data primarily for the Sunwest JV and Blackstone JV (in thousands except per unit and percentages):

	Six Months Ended
	June 30,
	2012	2011
Total revenues	$198,149	$217,896
Community operating expenses	146,198	165,642
Operating income	21,219	14,673
Net loss	(7,611)	(16,744)

The Company's share of net loss	$(472)	$(435)

Average monthly revenue per occupied unit	$3,325	$3,380
Average occupancy rate	84.4%	81.1%

Acquisition Gain

	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Acquisition gain	$–	$42,110	$(42,110)	N/M
As a percentage of total operating revenues	–	5.8%		(5.8) ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

The $42.1 million acquisition gain resulted from our remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition for further detail.

Other, net:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$881	$2,462	$(1,581)	(64.2%)
As a percentage of total operating revenues	0.1%	0.3%		(0.2) ppt

Other, net for the first six months of 2012 consists primarily of amortization of deferred gains of $533,000 and resident late fee finance charges of $279,000.

Other, net for the first six months of 2011 consists primarily of the gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $572,000, and resident late fee finance charges of $273,000.

Income Taxes:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(596)	$(575)	$(21)	(3.7%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions in 2012 and 2011 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Six Months Ended June 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(5,007)	$(397)	$(4,610)	N/M
As a percentage of total operating revenues	(0.7%)	(0.1%)		(0.6) ppt

Loss from discontinued operations for the six months ended June 30, 2012 primarily consists of impairment losses on assets held for sale (see Note 8, Discontinued Operations).

Loss from discontinued operations for the prior year period represents the loss on the sale of two communities in May 2011.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market, significant declines in consumer confidence, and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued into 2009 with only moderate signs of a recovery during 2010 and 2011.  We believe that the recovery is likely to continue to be slow throughout 2012.  However, we believe that the need-driven demand for our services continues to grow and remains resilient due, in large part, to an increasingly aging population as well as limited new senior living construction, as evidenced by our improvements in same community occupancy and average rates.

As of June 30, 2012, we had cash and equivalents on hand of $74.8 million compared to $43.7 million at December 31, 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $73.0 million and $100.1 million as of June 30, 2012 and December 31, 2011, respectively.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of June 30, 2012 included a $22.1 million deferred tax asset and, as part of current liabilities, $37.0 million of deferred revenue and unearned rental income.  A $22.1 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $30.9 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of June 30, 2012.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

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

We may use our available cash resources to seek strategic acquisitions to leverage existing capabilities and further build our business in support of our growth strategy.  Significant acquisitions and/or other new business opportunities will likely require additional outside funding.  We do not plan to pay cash dividends to our common shareholders in the foreseeable future.

Other than normal operating expenses, we expect that cash requirements for the next 12 months will consist primarily of capital expenditures.  We expect to increase expenditures for remodeling and refurbishment of existing communities, systems and technology investments in the communities and in the support infrastructure.

The following is a summary of cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011

Cash provided by operating activities	$68,516	$17,470
Cash used in investing activities	(8,009)	(142,804)
Cash provided by (used in) financing activities	(29,385)	51,889
Net increase (decrease) in cash and cash equivalents	31,122	(73,445)
Cash and cash equivalents at the beginning of the period	43,670	110,124
Cash and cash equivalents at the end of the period	$74,792	$36,679

In the first six months of 2012 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.

We used cash in investing activities during the first six months of 2012 primarily for capital expenditures and net contributions to unconsolidated joint ventures.  We used cash in investing activities during the first six months of 2011 primarily for the acquisition of the Blackstone JV Communities, which amounted to $97.2 million (net of $4.2

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

million of cash acquired and including $58.6 million from additional borrowings), the purchase of four other communities, which amounted to $42.4 million, and capital expenditures of $14.4 million, partially offset by proceeds from the sale of investment securities of $10.6 million.

In the first six months of 2012, we used cash in financing activities primarily for the repayment of debt and lease obligations.  In the prior-year period, we borrowed $90.5 million to purchase communities, of which $58.6 million was related to the Blackstone JV acquisition, and $17.9 million to refinance existing debt.  We also used cash in financing activities in the prior-year period primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, in the prior-year period we paid $4.1 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement).

As of June 30, 2012, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $85.2 million.

Payment Commitments

The following table summarizes our contractual obligations as of June 30, 2012 (in thousands):

	Principal Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,585,609	$63,689	$230,860	$289,600	$1,001,460
Capital and financing leases including current portion	642,869	21,471	63,575	89,796	468,027
Operating leases	907,519	111,805	230,229	229,941	335,544
Liability related to unrecognized tax benefits (b)	416	–	–	–	–
	$3,136,413	$196,965	$524,664	$609,337	$1,805,031

(a)  Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.
(b)  We have recognized total liabilities related to unrecognized tax benefits of $416,000 as of June 30, 2012.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on our contractual obligations as of June 30, 2012 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$507,753	$96,871	$175,471	$146,367	$89,044
Capital and financing lease obligations	416,589	50,042	97,369	86,254	182,924
	$924,342	$146,913	$272,840	$232,621	$271,968

The amounts above do not include our guarantee of the construction loan payable to a bank by a Wegman joint venture.  Emeritus has a 50% ownership interest in this joint venture and we account for it as an unconsolidated equity method investment.  As of June 30, 2012, the loan balance was $8.3 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.50%.  Emeritus and Wegman have each provided to the lender an unconditional guarantee of payment of this loan.  In the event that we would be required to repay this loan, we would be entitled to recoup 50% of such payment from Wegman.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

As of June 30, 2012, the Company has approximately $1.6 billion outstanding of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 70.3% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $358.6 million, or approximately 22.6% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $111.9 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 7.1% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  Our guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of June 30, 2012, we operated 141 communities under long-term lease arrangements, of which 116 were leased from publicly traded REITs.  Of the 141 leased properties, 50 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.   As of June 30, 2012, we were in violation of financial covenants in a debt agreement covering two communities with an aggregate outstanding principal balance of $15.2 million. This loan matures in November 2012 and we are in negotiations to refinance it.  We obtained waivers from the lender through June 30, 2012 and, as such, are in compliance as of that date.  As required, we will test for compliance again on the next measurement date of September 30, 2012.

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

We believe that our accounting policies regarding investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income during the period in which the facts that give rise to the revision become known.  For a summary of all of our significant accounting policies, see Note 1, Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.
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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

Emeritus is comprised of a single reporting unit.  We performed our qualitative assessment as of October 31, 2011 and determined that it was not “more likely than not” that the fair value of our reporting unit was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011.  We also noted that there were no facts or circumstances during the first six months of 2012 that indicated that our carrying value exceeded the estimated fair value of the Company as of June 30, 2012.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of June 30, 2012, we operated 141 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.

We are self-insured for professional liability risk with respect to 236 of the 327 communities in our Consolidated Portfolio.  The liability for self-insured incurred but not yet reported claims was $23.2 million and $22.2 million at June 30, 2012 and December 31, 2011, respectively.  We believe that the range of reasonably possible losses as of June 30, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $22.0 million to $31.1 million.  The high end of the range reflects the potential for high-severity losses.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured incurred but not yet reported claims was $29.1 million and $26.3 million at June 30, 2012 and December 31, 2011, respectively, which is included in accrued employee compensation and benefits in the condensed consolidated balance sheets  We believe that the range of reasonably possible losses as of June 30, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $27.1 million to $32.2 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs.  The liability for self-insured incurred but not yet reported claims is included in accrued employee compensation and benefits in the condensed consolidated balance sheets and was $10.0 million and $9.5 million at June 30, 2012 and December 31, 2011, respectively.  A 10.0% change in the estimated liability at June 30, 2012 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.0 million.  We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties such as the Sunwest JV, based on their proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our consolidated income from operations would be less sensitive than the difference indicated above.

Liabilities associated with the risks that are retained by Emeritus are not discounted and we estimate them, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  The ACA did not have a material financial impact on our Company in the first six months of 2012.  Although there are additional expenses that will be incurred in 2012, we do not expect that the ACA will result in a material increase in our operating expenses in 2012.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income during the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of June 30, 2012, we have established a valuation allowance such that our net deferred tax asset is zero.

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

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 12.4% of revenues for the six months ended June 30, 2012.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be excluded or included in most measures under GAAP.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

•
Depreciation, while not directly affecting our current cash position, does represent wear and tear and/or reduction in value of our properties.  If the cost to maintain our properties exceeds our expected routine capital expenditures, then this could affect our ability to attract and retain long-term residents at our communities.

An investor or potential investor may find this important in evaluating our financial position and results of operations.  We use these non-GAAP measures to provide a more complete understanding of the factors and trends affecting our business.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA/EBITDAR for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income (loss)	$(21,753)	$22,096	$(41,148)	$(582)
Depreciation and amortization	32,993	29,438	65,563	57,525
Interest income	(98)	(123)	(202)	(234)
Interest expense	38,587	37,975	77,632	74,239
Net equity losses for unconsolidated
joint ventures	80	61	472	435
Provision for income taxes	324	294	596	575
Loss from discontinued operations	5,007	397	5,007	397
Amortization of above/below market rents	1,624	1,966	3,378	3,933
Amortization of deferred gains	(264)	(284)	(533)	(572)
Stock-based compensation	2,834	2,366	5,679	4,709
Change in fair value of derivative financial instruments	534	(509)	745	(509)
Deferred revenue	(151)	654	(450)	1,140
Deferred straight-line rent	1,096	2,440	2,298	4,932
Contract buyout costs	–	–	–	6,256
Impairment of long-lived assets	–	–	2,135	–
Gain on sale of investments	–	–	–	(1,569)
Acquisition gain	–	(42,110)	–	(42,110)
Acquisition, development, and financing expenses	1,112	1,957	1,433	2,470
Self-insurance reserve adjustments	1,849	3,141	2,246	3,173
Adjusted EBITDA	63,774	59,759	124,851	114,208
Community lease expense, net	28,296	26,796	56,511	53,333
Adjusted EBITDAR	$92,070	$86,555	$181,362	$167,541

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Adjusted EBITDAR	$92,070	$86,555	$181,362	$167,541
Interest income	98	123	202	234
Interest expense	(38,587)	(37,975)	(77,632)	(74,239)
Provision for income taxes	(324)	(294)	(596)	(575)
Amortization of loan fees	835	740	1,680	1,474
Allowance for doubtful receivables	2,917	2,473	5,225	4,507
Changes in operating assets and liabilities, net	16,009	(4,025)	17,273	(19,793)
Contract buyout costs	–	–	–	(6,256)
Acquisition, development, and financing expenses	(1,156)	(1,957)	(1,477)	(2,470)
Self-insurance reserve adjustments	(1,849)	(3,141)	(2,246)	(3,173)
Operating lease expense	(28,296)	(26,796)	(56,511)	(53,333)
Discontinued operations cash component	–	(13)	–	(13)
Other	607	2,046	1,236	3,566
Net cash provided by operating activities	$42,324	$17,736	$68,516	$17,470

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;
•	Contract buyout costs;
•	Repayment of capital lease and financing obligations;
•	Recurring capital expenditures; and
•	Distributions from unconsolidated joint ventures, net.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Six Months Ended June 30, 2012 and 2011

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

The following table shows the reconciliation of net cash provided by (used in) operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$42,324	$17,736	$68,516	$17,470
Changes in operating assets and liabilities, net	(16,009)	4,025	(17,273)	19,793
Contract buyout costs (Note 4)	–	–	–	6,256
Repayment of capital lease and financing obligations	(4,183)	(3,503)	(8,077)	(6,898)
Recurring capital expenditures	(3,718)	(4,310)	(8,173)	(8,632)
Distributions from unconsolidated joint ventures, net	61	801	87	1,351
Cash From Facility Operations	18,475	14,749	35,080	29,340
Self-insurance reserve adjustments, prior years	1,849	3,141	2,246	3,173
Cash From Facility Operations, as adjusted	$20,324	$17,890	$37,326	$32,513

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  As of June 30, 2012, we had approximately $331.7 million of variable rate borrowings based on LIBOR.  Of the total variable rate debt of $331.7 million, $66.0 million varies with LIBOR with no LIBOR floors or ceilings and the weighted average spread over LIBOR was 6.31%.  For every 1% change in LIBOR on this $66.0 million in variable rate debt, annual interest expense will either increase or decrease by $660,000.  As of June 30, 2012, the monthly and 90-day LIBOR was 0.245% and 0.460%, respectively.  In addition, we have variable rate debt of $265.7 million that has LIBOR floors at a weighted average floor of 0.93% and a weighted average spread of 3.38%, for a total weighted average rate of 4.31%.  The LIBOR floors effectively make this debt fixed rate debt as long as LIBOR is less than the 0.93% weighted average floor.  Increases or decreases to LIBOR do not change interest expense on this variable rate debt until LIBOR rises above the floor, and conversely, interest expense does not decrease when LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2012.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)  Changes in internal controls

Management has evaluated the effectiveness of our internal controls through June 30, 2012.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the second quarter of 2012, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to risk factors during the second quarter of 2012 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 3, 2012	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number

10.9*	Executive Employment Agreements.
	10.9.5	Amended and Restated Employment Agreement, effective as of January 1, 2012, between Emeritus Corporation and its subsidiaries and Granger Cobb.	(1)
10.42	Documents related to Lease between Ventas Realty and Summerville for 6 communities.
	10.42.4	Lease Combination Agreement and Amendment of Lease dated as of June 29, 2011 by and among Ventas Realty, Limited Partnership and Ventas Fairwood, LLC, as Landlord, and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC as Tenant.	(2)
	10.42.5	Second Amendment to Master Lease dated as of February 24, 2012 by and among Ventas Realty, Limited Partnership and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC.	(2)
10.83	Documents related to Loan between Keycorp Real Estate Capital Markets, Inc. and Emerimand LLC
	10.83.03	Multifamily Loan and Security Agreement between Emerimand LLC and Keycorp Real Estate Capital Markets, Inc.	(3)
	10.83.04	Consolidated, Amended and Restated Multifamily Note between Emerimand and Keycorp Real Estate Capital Markets, Inc.	(3)
31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(3)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated August 3, 2012.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(3)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 3, 2012.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(3)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated August 3, 2012.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(3)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 3, 2012.

Footnotes:
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as the indicated Exhibit to Form 8-K filed on January 26, 2012 and incorporated herein by reference.
(2)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 4, 2012 and incorporated herein by reference.
(3)	Filed herewith.