Form 10-Q
period 2012-09-30
EMERITUS CORP\WA\
filed 2012-11-06
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended September 30, 2012

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

As of October 26, 2012, 45,139,467 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
 (In thousands, except share data)

ASSETS

	September 30,	December 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$97,353	$43,670
Short-term investments	4,668	3,585
Trade accounts receivable, net of allowance of $4,269 and $2,294	24,883	26,195
Other receivables	22,401	16,117
Tax, insurance, and maintenance escrows	25,321	20,501
Prepaid insurance expense	31,357	36,020
Deferred tax asset	20,708	19,934
Other prepaid expenses and current assets	7,467	8,140
Total current assets	234,158	174,162
Investments in unconsolidated joint ventures	14,819	15,428
Property and equipment, net of accumulated depreciation of $494,221 and $407,952	2,278,095	2,355,425
Restricted deposits	18,619	16,427
Goodwill	118,232	118,725
Other intangible assets, net of accumulated amortization of $60,617 and $48,722	87,319	100,873
Other assets, net	25,765	29,288
Total assets	$2,777,007	$2,810,328

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$57,586	$74,175
Current portion of capital lease and financing obligations	23,348	17,004
Trade accounts payable	22,569	7,959
Accrued employee compensation and benefits	79,234	70,936
Accrued interest	8,046	9,061
Accrued real estate taxes	16,196	11,791
Accrued professional and general liability	41,323	24,525
Other accrued expenses	23,875	19,477
Deferred revenue	14,760	16,348
Unearned rental income	19,288	22,965
Total current liabilities	306,225	274,241
Long-term debt obligations, less current portion	1,509,763	1,528,710
Capital lease and financing obligations, less current portion	617,743	619,088
Deferred gain on sale of communities	4,007	4,789
Deferred straight-line rent	63,361	61,481
Other long-term liabilities	40,787	39,283
Total liabilities	2,541,886	2,527,592
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 45,137,207 and 44,989,861 shares	4	4
Additional paid-in capital	832,280	822,345
Accumulated deficit	(600,601)	(543,249)
Total Emeritus Corporation shareholders' equity	231,683	279,100
Noncontrolling interest-related party	3,438	3,636
Total shareholders' equity	235,121	282,736
Total liabilities, shareholders' equity, and noncontrolling interest	$2,777,007	$2,810,328

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Community revenue	$323,874	$318,237	$960,425	$914,679
Management fees	5,293	5,000	15,490	15,946
Reimbursed costs incurred on behalf of managed communities	51,953	51,020	154,598	165,623
Total operating revenues	381,120	374,257	1,130,513	1,096,248

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	216,943	223,423	643,987	627,812
General and administrative	23,082	21,671	69,492	66,605
Transaction costs	1,292	492	2,480	9,085
Impairments of long-lived assets	–	–	2,135	–
Depreciation and amortization	32,461	32,540	98,024	90,065
Community leases	30,960	31,014	93,147	93,212
Costs incurred on behalf of managed communities	51,953	51,020	154,598	165,623
Total operating expenses	356,691	360,160	1,063,863	1,052,402
Operating income from continuing operations	24,429	14,097	66,650	43,846

Other income (expense):
Interest income	101	121	303	355
Interest expense	(38,451)	(41,605)	(116,083)	(115,844)
Change in fair value of derivative financial instruments	(174)	1,527	(919)	2,036
Net equity losses for unconsolidated joint ventures	(28)	(817)	(500)	(1,252)
Acquisition gain	–	–	–	42,110
Other, net	743	312	1,624	2,774
Net other expense	(37,809)	(40,462)	(115,575)	(69,821)

Loss from continuing operations before income taxes	(13,380)	(26,365)	(48,925)	(25,975)
Provision for income taxes	(324)	(82)	(920)	(657)
Loss from continuing operations	(13,704)	(26,447)	(49,845)	(26,632)
Loss from discontinued operations	(2,698)	(17,258)	(7,705)	(17,655)
Net loss	(16,402)	(43,705)	(57,550)	(44,287)
Net loss attributable to the noncontrolling interests	150	97	198	315
Net loss attributable to Emeritus Corporation
common shareholders	$(16,252)	$(43,608)	$(57,352)	$(43,972)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.30)	$(0.59)	$(1.12)	$(0.59)
Discontinued operations	(0.06)	(0.39)	(0.17)	(0.40)
	$(0.36)	$(0.98)	$(1.29)	$(0.99)

Weighted average common shares outstanding	44,642	44,316	44,612	44,270

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(16,402)	$(43,705)	$(57,550)	$(44,287)
Other comprehensive loss net of tax:
Realized gain on sale of investment securities	–	(1,569)	–	(1,569)
Unrealized holding gains on
available-for-sale investment securities	–	97	–	97
Other comprehensive loss net of tax:	–	(1,472)	–	(1,472)
Comprehensive loss	(16,402)	(45,177)	(57,550)	(45,759)
Comprehensive loss attributable to the noncontrolling interests	150	97	198	315
Comprehensive loss attributable to Emeritus Corporation
common shareholders	$(16,252)	$(45,080)	$(57,352)	$(45,444)

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(57,550)	$(44,287)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	98,024	90,065
Amortization of above/below market rents	4,990	5,778
Amortization of deferred gains	(782)	(851)
Acquisition gain	–	(42,110)
Loss on early extinguishment of debt	813	–
Impairments of long-lived assets	8,430	17,497
Gain on sale of investments	–	(1,569)
Net loss on sale of assets	527	119
Amortization of loan fees	2,465	2,280
Allowance for doubtful receivables	7,883	5,839
Equity investment losses	500	1,252
Stock-based compensation	8,319	6,882
Change in fair value of derivative financial instruments	919	(2,036)
Deferred straight-line rent	3,221	7,129
Deferred revenue	(755)	2,285
Other	1,877	5,248
Change in other operating assets and liabilities	31,740	10,232
Net cash provided by operating activities	110,621	63,753

Cash flows from investing activities:
Acquisition of property and equipment	(21,621)	(23,114)
Community acquisitions, net of cash acquired	–	(180,229)
Proceeds from the sale of assets	15,565	16,339
Other assets	(376)	213
Advances from (to) affiliates and other managed communities, net	814	(1,697)
Distributions from unconsolidated joint ventures, net	173	2,680
Net cash used in investing activities	(5,445)	(185,808)

Cash flows from financing activities:
Sale of stock, net	1,693	1,756
Distribution to noncontrolling interest	–	(4,073)
Increase in restricted deposits	(2,066)	(2,432)
Debt issuance and other financing costs	(1,252)	(4,419)
Proceeds from long-term borrowings and financings	17,703	168,300
Repayment of long-term borrowings and financings	(55,121)	(75,992)
Repayment of capital lease and financing obligations	(12,450)	(10,456)
Net cash provided by (used in) financing activities	(51,493)	72,684

Net increase (decrease) in cash and cash equivalents	53,683	(49,371)
Cash and cash equivalents at the beginning of the period	43,670	110,124
Cash and cash equivalents at the end of the period	$97,353	$60,753

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$112,635	$107,861
Cash paid during the period for income taxes	1,087	1,144
Cash received during the period for income tax refunds	46	44
Non-cash financing and investing activities:
Capital contribution to Sunwest JV	(2,036)	–
Distribution from Sunwest JV	2,036	–
Capital lease and financing obligations	–	391
Unrealized gain on investment in marketable equity securities	–	97
Debt refinanced	–	24,429
Receivable from exercise of stock options	78	37

Blackstone JV acquisition:
Fair value of assets acquired	$–	$317,323
Fair value of liabilities assumed	–	(173,193)
Cash paid	–	(101,421)
Carrying value of Emeritus investment	–	(599)
Acquisition gain	$–	$42,110

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

Note 1.	Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style senior living communities with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  As of September 30, 2012, we owned 183 communities and leased 140 communities.  These 323 communities comprise the communities included in the condensed consolidated financial statements.

We also provide management services to independent and related-party owners of senior living communities.  As of September 30, 2012, we managed 154 communities, of which 142 are owned by joint ventures in which we have a financial interest.  The majority of our management agreements provide for fees of 5.0% of gross collected revenues.

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

Basis of Presentation

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of September 30, 2012 and for all periods presented.  Except as otherwise disclosed in these notes to the condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Our results of operations for the period ended September 30, 2012 are not necessarily indicative of the results of operations that we may achieve for the full year ending December 31, 2012.  We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2011 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2011.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

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

Revision of Prior Period Financial Statements

We manage certain communities under contracts that provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  During the second quarter of 2012, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  Consequently, such expenses should be reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The prior-period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $51.0 million for the three months ended September 30, 2011 and $165.6 million for the nine months ended September 30, 2011.

These revisions were limited to total operating revenues and expenses and had no impact on our condensed consolidated balance sheets and statements of cash flows, operating income from continuing operations, or net loss.  We do not consider such revisions to be material to any previously issued financial statements.

Reimbursed Costs

Costs incurred on behalf of managed communities are comprised entirely of community operating expenses and include items such as employee compensation and benefits, insurance, and costs incurred under national vendor contracts.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

Note 3.	Stock-Based Compensation

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on the fair value for all stock-based awards, which amounted to $2.6 million and $2.2 million for the three months ended September 30, 2012 and 2011, respectively, and $8.3 million and $6.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the nine months ended September 30, 2012:

		Weighted	Aggregate
	Shares	Average	Intrinsic
	Underlying	Exercise	Value
	Options	Price	$(000)
Outstanding at beginning of period	4,470,939	$18.52	$6,825
Granted	60,000	16.01
Exercised	(105,208)	9.47	1,102
Forfeited/expired	(137,825)	17.52
Outstanding at end of period	4,287,906	18.74	15,480

Options exercisable	2,331,005	20.35	7,349

Weighted average grant date fair value		9.11

Options exercisable in the money	1,319,855		7,349
Options exercisable out of the money	1,011,150		–

We did not grant any restricted shares during the current period.

Note 4.	Acquisitions and Other Significant Transactions

From time to time, we make acquisitions and dispositions of certain businesses that we believe align with our strategic intent with respect to, among other factors, maximizing our revenues, operating income, and cash flows.

Community Sales

In September 2012, we sold an 80-unit community located in California.  Net proceeds from the sale of $4.5 million and cash on hand were used to pay off the related mortgage debt in the amount of $5.0 million.  We recorded a loss on the sale of approximately $3.9 million, which includes an impairment loss of $3.7 million recorded in the second quarter of 2012 and an allocation of goodwill (see Note 8).  We are managing this community on behalf of the purchaser on a short-term basis, pending completion of certain licensing requirements.

In August 2012, we sold a 38-unit community located in Iowa.  Net proceeds from the sale amounted to $4.0 million.  We recorded a loss on the sale of approximately $2.1 million, which includes an impairment loss of $1.9 million and an allocation of goodwill (see Note 8).

In July 2012, we sold a 52-unit community located in Georgia.  Net proceeds from the sale of $3.5 million were used to pay off the related mortgage debt in the amount of $3.4 million.  We recorded a loss on the sale of

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

approximately $257,000, resulting primarily from the write-off of goodwill and other intangible assets, in addition to a $597,000 impairment charge recorded in the second quarter of 2012 (see Note 8).

In April 2012, we sold a 66-unit assisted living and memory care community located in Indiana.  Net proceeds from the sale of approximately $3.7 million were used in part to pay off the related mortgage debt in the amount of $2.2 million.  We recorded a net gain on the sale of $215,000 and expense of $680,000 for a prepayment penalty and write-off of deferred loan fees.

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

	Pro Forma Combined
	(unaudited)
	Nine Months Ended
	September 30,
	2012	2011

Total operating revenues	$1,130,513	$1,129,572
Operating income from continuing operations	66,650	45,966
Loss from continuing operations	(49,845)	(68,689)
Net loss attributable to Emeritus Corporation common shareholders	(57,352)	(86,029)

Basic and diluted loss per common share attributable to Emeritus Corporation common shareholders:
Continuing operations	$(1.12)	$(1.54)
Discontinued operations	(0.17)	(0.40)
	$(1.29)	$(1.94)

Weighted average common shares outstanding	44,612	44,270

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between us and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”).  As a result of the completion of the acquisition of the Blackstone JV Communities, each of the Blackstone JV Management Agreements was terminated.  The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues.  We earned management fees of approximately $1.5 million in the nine months ended September 30, 2011.  The Blackstone JV Communities incurred no management fee expense from us subsequent to June 1, 2011, and our management fee revenue and the Blackstone JV management fee expense have been eliminated in the pro forma operating results above.

Other acquisitions in the year ended December 31, 2011, as discussed below, were not material to our condensed consolidated financial statements.  Therefore, we have not disclosed pro forma financial information related to these acquisitions.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

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

Debt refinancing

In July 2012, we entered into a mortgage loan agreement in the amount of $6.8 million.  The loan requires monthly payments of $50,000 with an adjustable interest rate equal to LIBOR plus 5.85%.   The loan matures in July 2015 with a one-year extension option.  Proceeds from the loan, together with available cash, were used to repay an existing mortgage loan with KeyBank with an outstanding principal balance of $6.9 million.  In accordance with the terms of the loan agreement with KeyBank, which originally covered 16 communities, we are required to reduce the overall principal balance to specified levels during the term of the agreement.

In June 2012, we refinanced $11.1 million of mortgage debt, which was due to mature in November 2012, with Fannie Mae financing in the amount of $10.6 million.  Monthly payments of principal and interest are based on a 25-year amortization with a fixed interest rate of 4.58%, with principal due at maturity in July 2022.

Debt Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the corresponding communities.  Many of the lease and debt instruments contain cross-default provisions whereby a default under one obligation can cause a default under one or more other obligations.  Accordingly, an event of default could have a material adverse effect on our financial condition if a lender or landlord exercised its rights under an event of default.  Such cross-default provisions affect the majority of our properties.  Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted.  As of September 30, 2012, we were in violation of financial covenants in a debt agreement covering two communities with an aggregate outstanding principal balance of $14.1 million. This loan matures in November 2012

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

and we are in negotiations to refinance it.  In addition, we were in violation of financial covenants in a lease agreement covering one community.  We obtained waivers from the lender and lessor through September 30, 2012 and, as such, are in compliance as of that date.  As required, we will test for compliance again on the next measurement date of December 31, 2012.

Note 6.	Derivative Financial Instruments

In connection with the acquisition of the Blackstone JV Communities described in Note 4, 2011 Blackstone JV Acquisition, we refinanced the debt that was assumed in the transaction to a total of $220.0 million pursuant to a credit agreement (“Credit Agreement”) with General Electric Capital Corporation (“GECC”).  A portion of the assumed debt retained an interest rate swap that expired in January 2012.  Under the terms of the Credit Agreement, the loan bears interest at a floating rate equal to 4.05%, plus the greater of:  (i) the 90-day London Interbank Offered Rate (“LIBOR”) or (ii) 1.0% per annum, or a minimum floor of 5.05%, reset each month.  Pursuant to the terms of the Credit Agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.  As of September 30, 2012, the fair value of the interest rate cap was $194,000, which is included in other assets, net, in the condensed consolidated balance sheet (see Note 10).

Note 7.	Income (Loss) Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested), using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.  For the three and nine months ended September 30, 2012, we had outstanding stock options totaling 4.3 million that were excluded from the computation of net loss per share because they were antidilutive.  For the three and nine months ended September 30, 2011, we excluded 4.1 million stock options, respectively, from net income (loss) per share because they were antidilutive.

Performance-based restricted shares, totaling 435,000 shares as of September 30, 2012, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

Note 8.	Discontinued Operations

Loss from discontinued operations for the three and nine months ended September 30, 2012 represents impairment charges and net losses on the sale of three communities in the third quarter of 2012 and one community in April 2012 (see Note 10).  Loss from discontinued operations for the three and nine months ended September 30, 2011 represents impairment charges of $17.5 million related to five communities held for sale as of September 30, 2011 and net gains/losses on the sale of one community in August 2011 and two communities in May 2011.

Note 9.	Liquidity

As of September 30, 2012, we had a working capital deficit of $72.1 million compared to a working capital deficit of $100.1 million at December 31, 2011.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit as of September 30, 2012 included the following non-cash items: a $20.7 million deferred tax asset and, as part of current liabilities, $34.0 million of deferred revenue and unearned rental income.  A $20.7 million deferred tax liability was included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $29.1 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of September 30, 2012.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2012 through 2047.  Balloon payments of principal on long-term debt maturing in the next 12 months amount to $29.1 million, which are expected to be repaid, refinanced, or extended.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.

In the nine months ended September 30, 2012 and 2011, we reported net cash provided by operating activities of $110.6 million and $63.8 million, respectively, in our condensed consolidated statements of cash flows.  Net cash provided by operating activities in the first nine months of 2011 is net of $6.2 million in contract buyout costs treated as transaction expenses (see Note 4).  In addition, our net trade accounts receivable increased by $6.1 million from December 31, 2010 to September 30, 2011, due primarily to delays in Medicare reimbursement for certain communities that we began operating under lease agreements in the fourth quarter of 2010, which include skilled nursing beds.  Delays are customary when there is a change in providers, and payments were received prior to the end of 2011.  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

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

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	September 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Assets
Investment securities - trading	$4,668	$–	$–	$4,668
Interest rate cap agreement	–	194	–	194

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Assets
Investment securities - trading	$3,585	$–	$–	$3,585
Interest rate cap agreement	–	1,146	–	1,146
Liabilities
Interest rate swap agreement	–	33	–	33

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

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

We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, and long-term debt.  As of September 30, 2012 and December 31, 2011, the fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as prevailing interest rates (Level 2 inputs).  The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	September 30, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,567,349	$1,618,389	$1,602,885	$1,660,451

We estimated the fair value of debt obligations using discounted cash flows based on our assumed incremental borrowing rate of 8.5% for unsecured borrowings and 5.4% for secured borrowings (Level 2 inputs).

Impairments of Long-Lived Assets

We designate communities as held for sale when it is probable that the properties will be sold.  As a result, we may record impairment losses in order to carry these assets on our balance sheet at fair value less estimated selling costs.  These losses are included in discontinued operations in the condensed consolidated statements of operations.  We determine the fair value of the properties based primarily on purchase and sale agreements from prospective purchases (Level 2 input).  In periods prior to designating the properties as held for sale, when a triggering event occurs, we test these properties for recoverability by applying probability weighting to the estimated undiscounted future cash flows of the communities based on the probability of selling the properties versus continuing to operate them.

In the third quarter of 2012, we designated one community as held for sale and sold it in September 2012.  As a result, we recorded an impairment loss of $1.9 million.

In the second quarter of 2012, we recorded impairment charges of $4.3 million related to two communities that we classified as held for sale and subsequently sold in the third quarter of 2012.  We determined the fair values based on pending purchase offers, less estimated selling costs (Level 2 input).  The impairment charges are included in loss on discontinued operations in the condensed consolidated statement of operations.

In the first quarter of 2012, we recorded impairment charges of $2.1 million related to two parcels of undeveloped land.  We determined the fair values of the properties based on comparable land sales in the respective local markets (Level 2 input).  The impairment charges are reflected in the condensed consolidated statement of operations as impairments of long-lived assets.

In the third quarter of 2011, we designated five communities as held for sale and, as a result, recorded impairment losses of $17.5 million.  We sold these communities in December 2011.  In the second quarter of 2011, we recorded an impairment charge of $397,000, which was based on the actual selling prices of two communities, net of selling costs (see Note 8).

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

Note 11.	Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living in 2007.  These liabilities, which totaled $422,000 as of September 30, 2012, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized, which as of September 30, 2012 and December 31, 2011, reflected a net asset value of zero.  Deferred tax assets are recorded as current assets in the condensed consolidated balance sheets and amounted to $20.7 million and $19.9 million as of September 30, 2012 and December 31, 2011, respectively.  Deferred tax liabilities amounted to $20.7 million and $19.9 million as of September 30, 2012 and December 31, 2011, respectively, which are included in other long-term liabilities in the condensed consolidated balance sheets.

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

As of September 30, 2012, we have recorded a liability related to self-insured professional and general claims, including known claims and incurred but not yet reported claims, of $23.6 million.  We believe that the range of reasonably possible losses as of September 30, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $22.4 million to $31.7 million.  The high end of the range reflects the potential for high-severity losses.

Note 13.	Subsequent Events

Sunwest JV

On October 16, 2012, we announced that the Company had entered into definitive agreements with HCP, Inc. (“HCP”) and affiliates of Blackstone under which HCP and Emeritus will acquire a total of 142 senior housing communities (the “Communities”), representing approximately 11,350 units, owned by a joint venture comprised of Emeritus, Blackstone, certain former tenants-in-common, and an investment fund affiliated with Mr. Baty (the “Sunwest JV”).  Emeritus owns a minority interest of approximately 6% in the Sunwest JV and has been operating the Communities since 2010 under management agreements for a fee equal to 5.0% of collected revenues.

Upon consummation of the transaction, HCP will acquire 133 of the Communities for an aggregate purchase price of $1.7 billion, consisting of cash and the assumption of existing debt.  Emeritus will receive cash of approximately $140 million, comprised of approximately $40 million for the Company’s interest in the Sunwest JV and an incentive payment of approximately $100 million based on the final rate of return to the Sunwest JV’s investors.  On October 31, 2012, HCP closed on the acquisition of 127 of the 133 Communities and, as part of the transaction, Emeritus also acquired nine Communities for $62.0 million, of which $10.0 million was paid in cash and $52.0 million was financed with a four-year loan from HCP with an initial interest rate of 6.1%.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine Months Ended September 30, 2012 and 2011

After completing the transaction, we will continue to operate the 133 Communities purchased by HCP under long-term triple-net master leases (collectively, the “HCP Lease”).  Rent in the first year of the HCP Lease will amount to $105.5 million and will increase each year in the manner specified in the lease.  The HCP Lease is grouped into three comparable pools of properties with initial terms of between 14 and 16 years.  The Company is provided with two options to extend the HCP Lease, which, if exercised, would extend the lease to terms of between 29 and 35 years.  Emeritus has committed to make $30.0 million in capital improvements with respect to these Communities, and such expenditures are expected to be made within the first two years of closing the transaction.

The closing of the remaining six Communities is expected to be completed in the fourth quarter of 2012.

Nurse on Call

On November 1, 2012, we announced that the Company has entered into an agreement to purchase Nurse on Call, Inc. (“NOC”), the largest Medicare-licensed home health care provider in Florida and one of the largest such providers in the United States.  Emeritus will pay $102 million in cash for 91% of the equity of NOC’s parent company, and the remaining equity will be owned by certain members of NOC’s management team.  The Company will fund the purchase primarily from net proceeds realized from the sale of the Sunwest JV Communities.

Final closing of this transaction is subject to customary closing conditions for an acquisition of this nature and is expected to be completed in the fourth quarter of 2012.

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

Recent Developments

On October 16, 2012, we announced that the Company had entered into definitive agreements with HCP and affiliates of Blackstone under which HCP and Emeritus will acquire a total of 142 Communities representing approximately 11,350 units, owned by the Sunwest JV.  Emeritus owns a minority interest of approximately 6% in the Sunwest JV and has been operating the Communities since 2010 under management agreements for a fee equal to 5.0% of collected revenues.

Upon consummation of the transaction, HCP will acquire 133 of the Communities for an aggregate purchase price of $1.7 billion, consisting of cash and the assumption of existing debt.  Emeritus will receive cash of approximately $140 million, comprised of approximately $40 million for the Company’s interest in the Sunwest JV and an incentive payment of approximately $100 million based on the final rate of return to the Sunwest JV’s investors.  On October 31, 2012, HCP closed on the acquisition of 127 of the 133 Communities and, as part of the transaction, Emeritus also acquired nine Communities for $62.0 million, of which $10.0 million was paid in cash and $52.0 million was financed with a four-year loan from HCP with an initial interest rate of 6.1%.

After completing the transaction, we will continue to operate the 133 Communities purchased by HCP, under long-term triple-net master leases.  For further details see Note 13, Subsequent Events—Sunwest JV.

On November 1, 2012, we announced that the Company has entered into an agreement to purchase Nurse on Call, Inc. (“NOC”), the largest Medicare-licensed home health care provider in Florida and one of the largest such providers in the United States.  Emeritus will pay $102 million in cash for 91% of the equity of NOC’s parent company, and the remaining equity will be owned by certain members of NOC’s management team.  The Company will fund the purchase primarily from net proceeds realized from the sale of the Sunwest JV Communities.

Through 28 offices serving 47 counties in Florida, NOC’s caregivers provide skilled nursing, rehabilitation therapy, medical social services, and other home health assistance to individuals in their homes who may be recovering from surgery, have an acute exacerbation of a chronic illness, or need assistance with the activities of daily living.  NOC and its affiliates currently generate annualized revenues of approximately $140 million and earnings before interest, income taxes, depreciation and amortization of approximately $17 million.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Overview

A summary of activity for the first nine months of 2012, compared to the same period for 2011, is as follows:

•	Total operating revenues increased $34.3 million, or 3.1%, to $1.13 billion from $1.1 billion for the prior-year period.
•
Operating income from continuing operations increased $22.9 million to $66.7 million from $43.8 million for the prior-year period.  Our net loss attributable to Emeritus Corporation common shareholders was $57.4 million compared to $44.0 million for the prior-year period.  Our prior-period results included a $42.1 million gain on the acquisition of the Blackstone JV Communities offset by transaction costs of $9.1 million during the period, which transaction costs included $6.2 million resulting from our buyout of certain communities subject to a cash flow sharing arrangement.

•	Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) increased to 86.7% from 86.2% for the prior-year period.
•	Average rate per occupied unit increased 2.4% to $4,157 from $4,060 for the prior-year period.
•	Net cash provided by operating activities was $110.6 million compared to $63.8 million for the prior-year period.

Our Portfolios

As of September 30, 2012, our Consolidated Portfolio had a capacity of 35,027 beds in 37 states, and our Operated Portfolio had a capacity of 49,828 beds in 44 states.  The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	September 30, 2012		December 31, 2011		September 30, 2011
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	183	15,073	187	15,309	192	15,798
Leased(a)	140	14,499	141	14,596	141	14,594
Consolidated Portfolio	323	29,572	328	29,905	333	30,392
Managed	12	1,264	9	933	11	1,121
Managed - Joint Ventures	142	11,845	141	11,809	141	11,809
Operated Portfolio	477	42,681	478	42,647	485	43,322

(a) We account for 79 of the 140 leased communities as operating leases, 58 as capital leases, and three as financing leases. We do not include the assets and liabilities of the 79 operating lease communities on our condensed consolidated balance sheets.
(b) Total units reflect skilled nursing units in terms of beds.

Our Total Operated Portfolio as of September 30, 2012 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,159	2,893	698	148	175	15,073
Leased	10,694	2,259	674	826	46	14,499
Consolidated Portfolio	21,853	5,152	1,372	974	221	29,572
Managed	778	216	265	–	5	1,264
Managed - Joint Ventures	6,926	1,372	3,004	195	348	11,845
Operated Portfolio	29,557	6,740	4,641	1,169	574	42,681

(a) Assisted living
(b) Memory care
(c) Independent living
(d) Skilled nursing beds
(e) Units taken out of service

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Significant Transactions

In recent periods, we entered into a number of transactions that affected the number of communities we operate, our financing arrangements, and our capital structure.  These transactions are summarized below.
	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (000) (a)(b)	Amount Financed (000) (b)	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2010				165			141	173

2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (c)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Managed	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (c)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (d)	24	144,130	58,608	–	(24)
Emeritus at Fillmore Pond	Jul 2011	101	Acquisition	1	20,935	15,825	–	–
Emeritus at Vista Oaks and
Emeritus at Summer Ridge	Jul 2011	135	Acquisition	2	19,700	14,700	–	–
Emeritus at Lakeland Hills	Aug 2011	170	Disposition	(1)	N/A	N/A	–	–
Emeritus at Long Cove Pointe	Sep 2011	81	Joint venture	–	N/A	N/A	–	1
Emeritus at Bayside Terrace	Oct 2011	154	Disposition					(1)
Colonial Gardens	Oct 2011	47	Disposition					(1)
Emeritus at Pavillion	Dec 2011	174	Disposition	(1)	N/A	N/A	–	–
Emeritus at Cambria	Dec 2011	79	Disposition	(1)	N/A	N/A		–
Emeritus at Palisades	Dec 2011	158	Disposition	(1)	N/A	N/A		–
Emeritus at Cielo Vista	Dec 2011	66	Disposition	(1)	N/A	N/A		–
Emeritus at Desert Springs	Dec 2011	30	Disposition	(1)	N/A	N/A		–

Count as of December 31, 2011				187			141	150

2012 Activity
Emeritus at Greenwood	Apr 2012	66	Disposition	(1)	N/A	N/A	–	–
Eastwood and Tanglewood Trace	Jul 2012	250	Managed		N/A	N/A		2
Emeritus at Vinings Place	Jul 2012	52	Disposition	(1)	N/A	N/A
Emeritus at Landmark Villa	Aug 2012	97	Disposition		N/A	N/A	(1)
Emeritus at Urbandale	Aug 2012	38	Disposition	(1)	N/A	N/A	–	–
Emeritus at Fulton Villa	Sep 2012	80	Managed	(1)	N/A	N/A		1
Emeritus at Woodland Place	Sep 2012	36	Joint Venture		N/A	N/A	–	1
Count as of September 30, 2012				183			140	154

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements or expansions and dispositions.
(c)	Management of units previously operated by an unrelated third party.
(d)	Represents the purchase of Blackstone's 81% ownership interest in the joint venture. See Note 4, Acquisitions and Other Significant Transactions-Blackstone JV Acquisition.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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

We rely primarily on our residents’ ability to pay our charges from their own or family resources and expect that we will do so for the foreseeable future.  Private pay revenues represent 87.5% of our payor mix in the first nine months of 2012.  We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated.  Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases.  Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to the ongoing economic downturn, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 12.5% of our community revenues in the first nine months of 2012 compared to 12.9% in the comparable 2011 period.  Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.  There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.

In addition to our monthly management fee, we receive reimbursement for operating expenses of managed communities.  During the second quarter of 2012, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  Consequently, such expenses should be reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The prior-period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $51.0 million for the three months ended September 30, 2011 and $165.6 million for the nine months ended September 30, 2011.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Same Community Portfolio Analysis

Of the 323 communities included in our Consolidated Portfolio as of September 30, 2012, we include 293 communities in our Same Community Portfolio.  For purposes of comparing the three months ended September 30, 2012 and 2011, we define same communities as those communities that we have continuously operated since January 1, 2011, and did not include properties where we opened new expansion projects during the comparable periods, communities in which we substantially changed the service category we offered, or communities we accounted for as discontinued operations.

Selected data from our Same Community Portfolio is as follows:

	Three Months Ended September 30,
	2012	2011	$Δ	% Δ	(a) (b)
	(in thousands, except percentages)

Community revenue	$294,766	$287,997	$6,769	2.4%
Community operations expense	(196,432)	(191,582)	(4,850)	(2.5)%
Community operating income	$98,334	$96,415	$1,919	2.0%

Average monthly revenue per occupied unit	$4,179	$4,100	$79	1.9%
Average occupancy rate	87.4%	87.1%		0.3 ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

Revenues from our Same Community Portfolio represented 91.0% of our total community revenue for the third quarter of 2012, compared to 90.5% for the third quarter of 2011.  Of the $6.8 million increase in same community revenues, $1.2 million was due to improved occupancy and $5.6 million was due to an increase in average revenue per occupied unit.

The $4.9 million increase in operating expense from the Same Community Portfolio was primarily due to increases in employee recruiting and training, contracted services, professional liability insurance, bad debt expense, and a variety of other expenses.

Comparison of the Three Months Ended September 30, 2012 and 2011

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $16.3 million for the three months ended September 30, 2012, compared to a net loss of $43.6 million in the prior-year period.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

The details of each of the components of net loss are set forth below.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Total Operating Revenues:

	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$294,766	$287,997	$6,769	2.4%
Acquisitions, dispositions, development and expansion	28,803	31,385	(2,582)	(8.2%)
Unallocated community revenue (a)	305	(1,145)	1,450	126.6%
Community revenue	323,874	318,237	5,637	1.8%
Management fees	5,293	5,000	293	5.9%
Reimbursed costs incurred on behalf of managed communities	51,953	51,020	933	1.8%
Total operating revenues	$381,120	$374,257	$6,863	1.8%

Average monthly revenue per occupied unit	$4,198	$4,065	$133	3.3%
Average occupancy rate	87.1%	86.5%		0.6 ppt

  (a) Comprised primarily of deferred move-in fees.

Revenues from communities not in our Same Community Portfolio decreased by $2.6 million due to three dispositions completed during the third quarter of 2012.  The change in unallocated community revenue of $1.5 million resulted primarily from an overall decrease in the recognition of revenue for resident move-in fees, which we recognize over the average resident stay.

As of September 30, 2012, we managed 139 communities for the Sunwest JV, a joint venture with an affiliate of Blackstone and an entity controlled by Mr. Baty, three communities in joint ventures with an affiliate of The Wegman Companies, Inc. (“Wegman”), and 12 other communities for third parties.  The Sunwest JV contributed $4.8 million and $4.6 million to management fee revenues in the three-month periods ended September 30, 2012 and 2011, respectively.

Community Operating Expense:

	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$196,432	$191,582	$4,850	2.5%
Acquisitions, dispositions, development, and expansion	20,473	22,790	(2,317)	(10.2%)
Unallocated community expenses	38	9,051	(9,013)	N/M
Community operations	$216,943	$223,423	$(6,480)	(2.9%)
As a percentage of total operating revenues	56.9%	59.7%		(2.8) ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, insurance, and licenses.

Community operating expense in our Same Community Portfolio increased, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011, we implemented an improved labor hours tracking system.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Unallocated community expenses primarily represent reserve adjustments for workers’ compensation insurance and professional and general liability insurance.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  On a consolidated basis, in the third quarter of 2011, we recorded an $8.5 million expense to increase the accrual for professional and general self-insurance for prior-years’ claims exposure, which was based on the progression of open claims during the quarter, including an unfavorable jury verdict, as well as recent settlement activity.

General and Administrative Expense:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$23,082	$21,671	$1,411	6.5%
As a percentage of total operating revenues	6.1%	5.8%		0.3 ppt

The increase in general and administrative expenses reflects increases in employee compensation, including noncash stock compensation expense, and professional and consulting fees.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities increased to 5.3% for the three months ended September 30, 2012 from 5.2% for the same quarter for 2011.

We computed these percentages as follows:

	Three Months Ended September 30,
	2012		2011
	(in thousands, except percentages)
General and administrative expenses		$23,082		$21,671
Sources of revenue:
Owned and leased	$323,874		$318,237
Managed	108,431		101,878
Total revenue for all communities in our Operated Portfolio		$432,305		$420,115

General and administrative expenses as a percent of
all sources of community revenue		5.3%		5.2%
General and administrative expenses less stock-based
compensation as a percent of all sources of community revenue		4.7%		4.6%

We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.

Transaction Costs:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$1,292	$492	$800	162.6%
As a percentage of total operating revenues	0.3%	0.1%		0.2 ppt

Transaction costs represent professional and consulting fees incurred related to community purchases and other acquisition activity.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Depreciation and Amortization Expense:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$32,461	$32,540	$(79)	(0.2%)
As a percentage of total operating revenues	8.5%	8.7%		(0.2) ppt

The net decrease in depreciation and amortization expense represents an increase in depreciation expense of $139,000 and a decrease in amortization expense of $218,000.  The increased depreciation expense is due to capital improvements to our communities, net of communities sold.  The decrease in amortization expense is the result of certain resident contract intangible assets becoming fully amortized.

Community Lease Expense:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$28,425	$26,972	$1,453	5.4%
Above/below market rent amortization	1,612	1,845	(233)	(12.6%)
Deferred straight-line rent amortization	923	2,197	(1,274)	(58.0%)
Community leases	$30,960	$31,014	$(54)	(0.2%)
As a percentage of total operating revenues	8.1%	8.3%		(0.2) ppt

The decrease in total community lease expense resulted from a lower level of deferred straight-line rent amortization, which was partially offset by an increase in operating lease expense due to annual rent escalators.  We leased 79 and 80 communities under operating leases as of September 30, 2012 and 2011, respectively.

Costs Incurred on Behalf of Managed Communities:

	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$51,953	$51,020	$933	1.8%
As a percentage of total operating revenues	13.6%	13.6%		– ppt

The increase in costs incurred on behalf of managed communities is due in part to an increase in the number of residents in our managed communities and the overall cost infrastructure to support these residents.

Interest Income:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$101	$121	$(20)	(16.5%)
As a percentage of total operating revenues	–	–		– ppt

The Company earns interest income on invested cash balances and on restricted deposits.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Interest Expense:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$38,451	$41,605	$(3,154)	(7.6%)
As a percentage of total operating revenues	10.1%	11.1%		(1.0) ppt

The decrease in interest expense was due primarily to communities disposed of since the third quarter of 2011.

Change in Fair Value of Derivative Financial Instruments

	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$(174)	$1,527	$(1,701)	N/M
As a percentage of total operating revenues	–	0.4%		(0.4) ppt

The noncash expense in the 2012 period represents changes in the fair value of our interest rate cap purchased in October 2011.  The amount in the 2011 period represents noncash income resulting from changes in the fair value of an interest rate swap that expired on January 2, 2012.  See Note 6, Derivative Financial Instruments.

Equity Losses for Unconsolidated Joint Ventures:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(28)	$(817)	$789	N/M
As a percentage of total operating revenues	–	(0.2%)		0.2 ppt

The equity losses in the three months ended September 30, 2012 were comprised primarily of equity losses of $123,000 from a start-up joint venture with Wegman, net of equity earnings from the other joint ventures.  The equity losses in the three months ended September 30, 2011 were comprised of equity losses of $678,000 from the Sunwest JV and equity losses of $140,000 from joint ventures with Wegman.

The following table sets forth condensed combined statements of operations data for our unconsolidated joint ventures (in thousands, except per unit and percentages):

	Three Months Ended
	September 30,
	2012	2011
Total revenues	$101,743	$94,808
Community operating expenses	75,243	73,202
Operating income	16,554	4,145
Net income (loss)	1,136	(11,559)

The Company's share of net loss	$(28)	$(817)

Average monthly revenue per occupied unit	$3,382	$3,253
Average occupancy rate	85.4%	83.0%

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Other, net:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$743	$312	$431	138.1%
As a percentage of total operating revenues	0.2%	0.1%		0.1 ppt

Other, net for the third quarter of 2012 consisted primarily of a gain of $277,000 on the sale of assets, amortization of deferred gains of $249,000, and resident late fee finance charges of $152,000.

Other, net for the third quarter of 2011 consisted primarily of amortization of deferred gains of $279,000, and resident late fee finance charges of $167,000.

Income Taxes:
	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(324)	$(82)	$(242)	(295.1%)
As a percentage of total operating revenues	(0.1%)	–		(0.1) ppt

The income tax provisions for 2012 and 2011 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

	Three Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(2,698)	$(17,258)	$14,560	N/M
As a percentage of total operating revenues	(0.7%)	(4.6%)		3.9 ppt

Loss from discontinued operations for the three months ended September 30, 2012 primarily consists of losses on the sale of three communities completed during the quarter.

Loss from discontinued operations for the three months ended September 30, 2011 represents the impairment losses on five communities that we designated as held for sale in September 2011, based on purchase and sale agreements from prospective purchasers, offset in part by the gain on the sale of one community in August 2011.

See Note 8, Discontinued Operations and Note 10, Fair Value Disclosures—Impairment of Long-Lived Assets.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Comparison of the Nine Months Ended September 30, 2012 and 2011

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $57.4 million for the nine months ended September 30, 2012, compared to a net loss of $44.0 million in the prior-year period.  The prior-period results include a $42.1 million gain on the acquisition of the Blackstone JV Communities.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$872,264	$862,105	$10,159	1.2%
Acquisitions, dispositions, development and expansion	87,399	54,860	32,539	59.3%
Unallocated community revenue (a)	762	(2,286)	3,048	133.3%
Community revenue	960,425	914,679	45,746	5.0%
Management fees	15,490	15,946	(456)	(2.9%)
Reimbursed costs incurred on behalf of managed communities	154,598	165,623	(11,025)	(6.7%)
Total operating revenues	$1,130,513	$1,096,248	$34,265	3.1%

Average monthly revenue per occupied unit	$4,157	$4,060	$97	2.4%
Average occupancy rate	86.7%	86.2%		0.5 ppt

(a) Comprised primarily of deferred move-in fees.

The increase of $10.2 million from the 293 Same Community Portfolio consisted of $8.0 million in improvement in the rates we charge our residents and an increase in occupancy levels of $2.2 million.  As further described in the section Same Community Comparison above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2011, net of dispositions.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2011 (net of dispositions), increased by $32.5 million, due primarily to our June 1, 2011 acquisition of the 24 Blackstone JV Communities.  The change in unallocated community revenue of $3.0 million primarily resulted from an increase in the recognition of resident move-in fees, which we recognize over the average resident length of stay.

The Sunwest JV, which commenced operations in August 2010, contributed $14.2 million and $13.2 million to management fee revenues in the nine-month period ended September 30, 2012 and 2011, respectively.  The Blackstone JV contributed $1.5 million to management fee revenues in the nine months ended September 30, 2011.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired Blackstone’s equity interest in the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  In connection with this acquisition, our management agreements with the Blackstone JV were terminated.

The decrease in reimbursed costs incurred on behalf of managed communities was due primarily to the conversion of the Blackstone JV Communities from managed to owned on June 1, 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Community Operating Expense:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$579,579	$574,185	$5,394	0.9%
Acquisitions, dispositions, development and expansion	61,326	41,041	20,285	49.4%
Unallocated community expenses	3,082	12,586	(9,504)	N/M
Community operations	$643,987	$627,812	$16,175	2.6%
As a percentage of total operating revenues	57.0%	57.3%		(0.3) ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, insurance, and licenses.  The increase from 2011 to 2012 was due primarily to a net increase in the number of communities in our Consolidated Portfolio in 2011 due to acquisitions, the majority of which were our June 1, 2011 acquisition of the 24 Blackstone JV Communities.  Of the $20.3 million increase in expense due to acquisitions (net of dispositions), the largest contributor was an increase in total labor and benefits of $12.7 million as well as increases in other categories required to provide services to residents.

The increase in community operating expense in our Same Community Portfolio of $5.4 million was due primarily to increases in employee recruiting and training, professional liability insurance, raw food, contracted services, and bad debt, net of decreases in salaries and benefits and utilities.  Over the last year, we undertook expense control and efficiency measures, such as an improved labor hours tracking system.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.

Unallocated community expenses primarily represent reserve adjustments for workers’ compensation insurance and professional and general liability insurance.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  On a consolidated basis, in the 2011 period, we recorded $10.4 million in expenses to increase the accrual for professional and general self-insurance for prior-years’ claims exposure.  Of this amount, $8.5 million was recorded in the 2011 third quarter, which was based on the progression of open claims during the quarter, including an unfavorable jury verdict, as well as recent settlement activity.

General and Administrative Expense:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
General and administrative	$69,492	$66,605	$2,887	4.3%
As a percentage of total operating revenues	6.1%	6.1%		– ppt

The increase in general and administrative expenses primarily reflects increases in employee compensation, including noncash stock compensation expense.

General and administrative expense as a percentage of community operating revenues for all managed and consolidated communities was unchanged at 5.4% for the nine-month periods ended September 30, 2012 and 2011.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  As a result, salaries and wages and related taxes and benefits were consistent with the prior-year period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

We compute these percentages as follows:

	Nine Months Ended September 30,
	2012		2011
	(in thousands, except percentages)
General and administrative expenses		$69,492		$66,605
Sources of revenue:
Owned and leased	$960,425		$914,679
Managed	316,202		327,720
Total revenue for all communities in our Operated Portfolio		$1,276,627		$1,242,399

General and administrative expenses as a percent of
all sources of community revenue		5.4%		5.4%
General and administrative expenses less stock-based
compensation as a percent of all sources of community revenue		4.8%		4.8%

Transaction Costs:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$2,480	$9,085	$(6,605)	(72.7%)
As a percentage of total operating revenues	0.2%	0.8%		(0.6) ppt

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

Impairment of Long-Lived Assets:

The impairment charge of $2.1 million in the nine-month period ended September 30, 2012 represents the write-down to fair value of two parcels of undeveloped land that we plan to sell (see Note 10, Fair Value Disclosures—Impairment of Long-Lived Assets).

Depreciation and Amortization Expense:

	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$98,024	$90,065	$7,959	8.8%
As a percentage of total operating revenues	8.7%	8.2%		0.5 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $4.8 million and an increase in amortization expense of $3.1 million.  The increased depreciation expense is due to the increase in the number of communities in our consolidated portfolio in 2011, including the 24 Blackstone JV Communities, as well as depreciation on capital improvements to our existing communities.  The increase in amortization expense is the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Community Lease Expense:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$84,936	$80,305	$4,631	5.8%
Above/below market rent amortization	4,990	5,778	(788)	(13.6%)
Deferred straight-line rent amortization	3,221	7,129	(3,908)	(54.8%)
Community leases	$93,147	$93,212	$(65)	(0.1%)
As a percentage of total operating revenues	8.2%	8.5%		(0.3) ppt

The decrease in total community lease expense reflected an increase in operating lease expense due to rent escalators, which was offset in part by deferred straight-line rent amortization.  We leased 79 and 80 communities under operating leases as of September 30, 2012 and 2011, respectively.

Costs Incurred on Behalf of Managed Communities:

	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$154,598	$165,623	$(11,025)	(6.7%)
As a percentage of total operating revenues	13.7%	15.1%		(1.4) ppt

The decrease in costs incurred on behalf of managed communities was due primarily to the conversion of the Blackstone JV Communities from managed to owned on June 1, 2011, offset by increased costs to support more residents at the remaining managed communities.

Interest Income:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$303	$355	$(52)	(14.6%)
As a percentage of total operating revenues	–	–		– ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$116,083	$115,844	$239	0.2%
As a percentage of total operating revenues	10.3%	10.6%		(0.3) ppt

The increase in interest expense was due primarily to communities acquired in 2011, including the 24 Blackstone JV Communities, net of community dispositions.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

Change in Fair Value of Derivative Financial Instruments

	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$(919)	$2,036	$(2,955)	N/M
As a percentage of total operating revenues	(0.1%)	0.2%		(0.3) ppt

The noncash expense in the 2012 period represents changes in the fair value of our interest rate cap purchased in October 2011.  The amount in the 2011 period represents noncash income resulting from changes in the fair value of an interest rate swap that expired on January 2, 2012.  See Note 6, Derivative Financial Instruments.

Equity Losses for Unconsolidated Joint Ventures:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(500)	$(1,252)	$752	60.1%
As a percentage of total operating revenues	–	(0.1%)		0.1 ppt

The equity losses in the nine months ended September 30, 2012 were comprised primarily of equity losses of $360,000 from the Sunwest JV and $123,000 from a start-up joint venture with Wegman.  As described in Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition, we acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.  The equity losses in the nine months ended September 30, 2011 consisted primarily of equity losses of $2.1 million from the Sunwest JV, partially offset by equity earnings of $921,000 from the Blackstone JV.

The following table sets forth condensed combined statements of operations data primarily for our unconsolidated joint ventures (in thousands except per unit and percentages):
	Nine Months Ended
	September 30,
	2012	2011
Total revenues	$299,892	$312,704
Community operating expenses	221,441	238,843
Operating income	37,772	18,818
Net loss	(6,475)	(28,303)

The Company's share of net loss	$(500)	$(1,252)

Average monthly revenue per occupied unit	$3,344	$3,341
Average occupancy rate	84.7%	81.7%

Acquisition Gain

	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Acquisition gain	$–	$42,110	$(42,110)	N/M
As a percentage of total operating revenues	–	3.8%		(3.8) ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

The $42.1 million acquisition gain resulted from our remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition for further detail.

Other, net:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$1,624	$2,774	$(1,150)	(41.5%)
As a percentage of total operating revenues	0.1%	0.3%		(0.2) ppt

Other, net for the first nine months of 2012 consisted primarily of amortization of deferred gains of $782,000, gains on the sale of assets of $325,000, and resident late fee finance charges of $431,000.

Other, net for the first nine months of 2011 consisted primarily of the gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $851,000, and resident late fee finance charges of $440,000.

Income Taxes:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(920)	$(657)	$(263)	(40.0%)
As a percentage of total operating revenues	(0.1%)	(0.1%)		– ppt

The income tax provisions in 2012 and 2011 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:
	Nine Months Ended September 30,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(7,705)	$(17,655)	$9,950	56.4%
As a percentage of total operating revenues	(0.7%)	(1.6%)		0.9 ppt

Loss from discontinued operations for the nine months ended September 30, 2012 primarily consisted of losses on four communities sold during the period.

Loss from discontinued operations for the nine months ended September 30, 2011 included $17.5 million of impairment losses on five communities that we designated as held for sale in September 2011, based on purchase and sale agreements from prospective purchasers, as well as net losses on the sale of two communities in May 2011 and one community in August 2011.  See Note 8, Discontinued Operations and Note 10, Fair Value Disclosures—Impairment of Long-Lived Assets.

Liquidity and Capital Resources

The United States economy experienced a significant decline in the housing market, significant declines in consumer confidence, and a related weakness in the availability and affordability of credit during 2008 that led to the economic recession that continued into 2009 with only moderate signs of a recovery during 2010, 2011, and 2012.  However, we believe that the need-driven demand for our services continues to grow and remains resilient due, in large part, to an increasingly aging population as well as limited new senior living construction, as evidenced by our improvements in same community occupancy and average rates.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

As of September 30, 2012, we had cash and equivalents on hand of $97.4 million compared to $43.7 million at December 31, 2011.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $72.1 million and $100.1 million as of September 30, 2012 and December 31, 2011, respectively.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of September 30, 2012 included a $20.7 million deferred tax asset and, as part of current liabilities, $34.0 million of deferred revenue and unearned rental income.  A $20.7 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $29.1 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of September 30, 2012.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

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

Other than normal operating expenses, we expect that cash requirements for the next 12 months will consist primarily of capital expenditures and new business opportunities.  We expect to increase expenditures for remodeling and refurbishment of existing communities, systems and technology investments in the communities and in the support infrastructure.

The following is a summary of cash flow information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011

Cash provided by operating activities	$110,621	$63,753
Cash used in investing activities	(5,445)	(185,808)
Cash provided by (used in) financing activities	(51,493)	72,684
Net increase (decrease) in cash and cash equivalents	53,683	(49,371)
Cash and cash equivalents at the beginning of the period	43,670	110,124
Cash and cash equivalents at the end of the period	$97,353	$60,753

In the first nine months of 2012 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

We used cash in investing activities during the first nine months of 2012 primarily for capital expenditures, partially offset by proceeds from the sale of four communities during the year.  We used cash in investing activities during the first nine months of 2011 primarily for the acquisition of the Blackstone JV Communities, which amounted to $97.2 million (net of $4.2 million of cash acquired and including $58.6 million from additional borrowings), the purchase of six other communities, which amounted to $83.0 million, and capital expenditures of $23.1 million, partially offset by proceeds from the sale of investment securities of $16.3 million.

In the first nine months of 2012, we used cash in financing activities primarily for the repayment of debt and lease obligations.  In the prior-year period, we borrowed $121.0 million to purchase communities, of which $58.6 million was related to the Blackstone JV acquisition, and $47.2 million to refinance existing debt.  We also used cash in financing activities in the prior-year period primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, in the prior-year period we paid $4.1 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture (see Note 4, Acquisitions and Other Significant Transactions—2011 Contract Buyout Agreement).

As of September 30, 2012, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $80.9 million.

Payment Commitments

The following table summarizes our contractual obligations as of September 30, 2012 (in thousands):

	Principal Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,567,349	$57,586	$230,096	$488,806	$790,861
Capital and financing leases including current portion	641,091	23,348	68,129	93,282	456,332
Operating leases	880,803	112,544	230,974	229,554	307,731
Liability related to unrecognized tax benefits (b)	422	–	–	–	–
	$3,089,665	$193,478	$529,199	$811,642	$1,554,924

(a)  Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.
(b)  We have recognized total liabilities related to unrecognized tax benefits of $422,000 as of September 30, 2012.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on our contractual obligations as of September 30, 2012 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$483,561	$96,189	$172,028	$141,954	$73,390
Capital and financing lease obligations	402,744	50,125	95,985	84,327	172,307
	$886,305	$146,314	$268,013	$226,281	$245,697

The amounts above do not include our direct and indirect guarantees of the construction loans payable by two Wegman joint ventures; Deerfield and Vestal.  Emeritus has a 50% ownership interest in these joint ventures and we account for them as unconsolidated equity method investments.  As of September 30, 2012, the loan balance for Deerfield was $8.3 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.50%.  Emeritus and Wegman have each provided to the lender an unconditional guarantee of payment of this loan.  As of September 30, 2012, the loan balance for Vestal was $5.2 million with a variable interest rate at LIBOR (floor of 1.5%) plus 4%.  Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay either of these loans, our share of the obligation would be 50%.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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

As of September 30, 2012, the Company has approximately $1.6 billion outstanding of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 70.9% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $344.4 million, or approximately 22.0% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $111.3 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 7.1% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  Our guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

   monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of September 30, 2012, we operated 140 communities under long-term lease arrangements, of which 116 were leased from publicly traded REITs.  Of the 140 leased properties, 50 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.   As of September 30, 2012, we were in violation of financial covenants in a debt agreement covering two communities with an aggregate outstanding principal balance of $14.1 million. This loan matures in November 2012 and we are in negotiations to refinance it.  In addition, we were in violation of financial covenants in a lease agreement covering one community.  We obtained waivers from the lender and lessor through September 30, 2012 and, as such, are in compliance as of that date.  As required, we will test for compliance again on the next measurement date of December 31, 2012.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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

Emeritus is comprised of a single reporting unit.  We performed our qualitative assessment as of October 31, 2011 and determined that it was not “more likely than not” that the fair value of our reporting unit was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011.  We also noted that there were no facts or circumstances during the first nine months of 2012 that indicated that our carrying value exceeded the estimated fair value of the Company as of September 30, 2012.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of September 30, 2012, we operated 140 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.

We are self-insured for professional liability risk with respect to 233 of the 323 communities in our Consolidated Portfolio.  The liability for self-insured incurred but not yet reported claims was $23.6 million and $22.2 million at September 30, 2012 and December 31, 2011, respectively.  We believe that the range of reasonably possible losses as of September 30, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $22.4 million to $31.7 million.  The high end of the range reflects the potential for high-severity losses.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured incurred but not yet reported claims was $30.5 million and $26.3 million at September 30, 2012 and December 31, 2011, respectively, which is included in accrued employee compensation and benefits in the condensed consolidated balance sheets  We believe that the range of reasonably possible losses as of September 30, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $28.3 million to $33.8 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs.  The liability for self-insured incurred but not yet reported claims is included in accrued employee compensation and benefits in the condensed consolidated balance sheets and was $11.4 million and $9.5 million at September 30, 2012 and December 31, 2011, respectively.  A 10.0% change in the estimated liability at September 30, 2012 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.1 million.  We share any revisions to prior estimates with the communities participating

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

in the insurance programs, including those that we manage for third parties such as the Sunwest JV, based on their proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our consolidated income from operations would be less sensitive than the difference indicated above.

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

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  The ACA did not have a material financial impact on our Company in the first nine months of 2012.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities.  Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income during the years in which we expect the temporary differences to reverse.  We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.  As of September 30, 2012, we have established a valuation allowance such that our net deferred tax asset is zero.

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

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 12.5% of revenues for the nine months ended September 30, 2012.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA/EBITDAR for the three months and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(16,402)	$(43,705)	$(57,550)	$(44,287)
Depreciation and amortization	32,461	32,540	98,024	90,065
Interest income	(101)	(121)	(303)	(355)
Interest expense	38,451	41,605	116,083	115,844
Net equity losses for unconsolidated joint ventures	28	817	500	1,252
Provision for income taxes	324	82	920	657
Loss from discontinued operations	2,698	17,258	7,705	17,655
Amortization of above/below market rents	1,612	1,845	4,990	5,778
Amortization of deferred gains	(249)	(279)	(782)	(851)
Stock-based compensation	2,640	2,173	8,319	6,882
Change in fair value of derivative financial instruments	174	(1,527)	919	(2,036)
Deferred revenue	(305)	1,145	(755)	2,285
Deferred straight-line rent	923	2,197	3,221	7,129
Contract buyout costs	–	–	–	6,256
Impairment of long-lived assets	–	–	2,135	–
Gain on sale of investments	–	–	–	(1,569)
Acquisition gain	–	–	–	(42,110)
Acquisition, development, and financing expenses	1,339	828	2,772	3,298
Self-insurance reserve adjustments	190	8,605	2,436	11,778
Adjusted EBITDA	63,783	63,463	188,634	177,671
Community lease expense, net	28,425	26,972	84,936	80,305
Adjusted EBITDAR	$92,208	$90,435	$273,570	$257,976

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Adjusted EBITDAR	$92,208	$90,435	$273,570	$257,976
Interest income	101	121	303	355
Interest expense	(38,451)	(41,605)	(116,083)	(115,844)
Provision for income taxes	(324)	(82)	(920)	(657)
Amortization of loan fees	785	806	2,465	2,280
Allowance for doubtful receivables	2,658	1,332	7,883	5,839
Changes in operating assets and liabilities, net	14,467	30,025	31,740	10,232
Contract buyout costs	–	–	–	(6,256)
Acquisition, development, and financing expenses	(1,254)	(828)	(2,731)	(3,298)
Self-insurance reserve adjustments	(190)	(8,605)	(2,436)	(11,778)
Operating lease expense	(28,425)	(26,972)	(84,936)	(80,305)
Discontinued operations cash component	(111)	(26)	(111)	(39)
Other	641	1,682	1,877	5,248
Net cash provided by operating activities	$42,105	$46,283	$110,621	$63,753

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;
•	Contract buyout costs;
•	Repayment of capital lease and financing obligations;
•	Recurring capital expenditures; and
•	Distributions from unconsolidated joint ventures, net.

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
RESULTS OF OPERATIONS - CONTINUED
Three and Nine Months Ended September 30, 2012 and 2011

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

The following table shows the reconciliation of net cash provided by (used in) operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net cash provided by operating activities	$42,105	$46,283	$110,621	$63,753
Changes in operating assets and liabilities, net	(14,467)	(30,025)	(31,740)	(10,232)
Contract buyout costs (Note 4)	–	–	–	6,256
Repayment of capital lease and financing obligations	(4,373)	(3,558)	(12,450)	(10,456)
Recurring capital expenditures	(6,471)	(5,000)	(14,644)	(13,632)
Distributions from unconsolidated joint ventures	929	113	1,016	1,464
Cash From Facility Operations	17,723	7,813	52,803	37,153
Self-insurance reserve adjustments, prior years	190	8,605	2,436	11,778
Cash From Facility Operations, as adjusted	$17,913	$16,418	$55,239	$48,931

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates because of our short-term and long-term borrowings.  As of September 30, 2012, we had approximately $317.3 million of variable rate borrowings based on LIBOR.  Of the total variable rate debt of $317.3 million, $50.7 million varies with LIBOR with no LIBOR floors or ceilings and the weighted average spread over LIBOR was 6.21%.  For every 1% change in LIBOR on this $50.7 million in variable rate debt, annual interest expense will either increase or decrease by $507,000.  As of September 30, 2012, the monthly and 90-day LIBOR was 0.214% and 0.360%, respectively.  In addition, we have variable rate debt of $266.7 million that has LIBOR floors at a weighted average floor of 0.97% and a weighted average spread of 3.59%, for a total weighted average rate of 4.56%.  The LIBOR floors effectively make this debt fixed rate debt as long as LIBOR is less than the 0.97% weighted average floor.  Increases or decreases to LIBOR do not change interest expense on this variable rate debt until LIBOR rises above the floor, and conversely, interest expense does not decrease when LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that management might be able to take with respect to our financial structure to mitigate the exposure to such a change.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2012.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b)  Changes in internal controls

Management has evaluated the effectiveness of our internal controls through September 30, 2012.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the third quarter of 2012, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

Dated: November 6, 2012	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

				Footnote
Number		Description		Number

10.9	*	Executive Employment Agreements.
		10.9.5	Amended and Restated Employment Agreement, effective as of January 1, 2012, between Emeritus Corporation and its subsidiaries and Granger Cobb.	(1)
10.42		Documents related to Lease between Ventas Realty and Summerville for 6 communities.
		10.42.4	Lease Combination Agreement and Amendment of Lease dated as of June 29, 2011 by and among Ventas Realty, Limited Partnership and Ventas Fairwood, LLC, as Landlord, and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC as Tenant.	(2)
		10.42.5	Second Amendment to Master Lease dated as of February 24, 2012 by and among Ventas Realty, Limited Partnership and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC.	(2)
10.83		Documents related to Loan between Keycorp Real Estate Capital Markets, Inc. and Emerimand LLC
		10.83.03	Multifamily Loan and Security Agreement between Emerimand LLC and Keycorp Real Estate Capital Markets, Inc.	(3)
		10.83.04	Consolidated, Amended and Restated Multifamily Note between Emerimand and Keycorp Real Estate Capital Markets, Inc.	(3)
10.93		Documents related to Loan between Midcap Funding VIII, LLC and Emerichip Walla Walla LLC
		10.93.01	Credit and Security Agreement dated as of July 13, 2012 by and among Emerichip Walla Walla LLC and Midcap Funding VIII, LLC	(4)
		10.93.02	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of July 31, 2012 by and among Emerichip Walla Walla LLC (Grantor), Stewart Title Guaranty Company (Trustee), and Midcap Funding VIII, LLC (Beneficiary)	(4)
		10.93.03	Term Loan Note in the amount of $6,800,000 dated as of July 13, 2012 among Emerichip Walla Walla LLC (Borrower) and Midcap Funding VIII, LLC (together with its successors and assigns, Lender)	(4)
31.10		Certification of Periodic Reports
		31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(4)
			of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated November 6, 2012.
		31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(4)
			of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 6, 2012.
32.10		Certification of Periodic Reports
		32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(4)
			of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated November 6, 2012.
		32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(4)
			of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 6, 2012.

Footnotes:
*	Indicates a management contract or compensatory plan or arrangement.
(1)	Filed as the indicated Exhibit to Form 8-K filed on January 26, 2012 and incorporated herein by reference.
(2)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 4, 2012 and incorporated herein by reference.
(3)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 3, 2012 and incorporated herein by reference.
(4)	Filed herewith.