Form 10-K
period 2012-12-31
EMERITUS CORP\WA\
filed 2013-03-04
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the fiscal year ended December 31, 2012

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒ No ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐        No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2012 was $451,363,534.

As of February 22, 2013, 45,863,641 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be reported in Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the Registrant’s Annual Meeting of Shareholders scheduled to be held on May 29, 2013.

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

Overview

Emeritus was founded in 1993 and is one of the largest and fastest-growing operators of senior living communities in the United States.  We own and operate a portfolio of high-quality, purpose-built communities providing resident services including independent living, assisted living, specialized Alzheimer’s/dementia (“memory care”), and, to a lesser extent, skilled nursing care.  Beginning in 2012, we added home healthcare to our service offerings, through our acquisition of Florida-based Nurse on Call, Inc. (“NOC”).  Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including NOC; (ii) the 129 communities acquired in the HCP Transaction; and (iii) the legacy Emeritus communities.  However, for 2012 financial reporting purposes, Emeritus is comprised of one reporting segment, which is assisted living and related services, because NOC’s revenues, net income, and total assets are less than 10% of those of Emeritus, and the acquired senior living communities meet applicable aggregation criteria and are therefore combined.

We strive to provide a wide variety of supportive living services in a professionally staffed environment that enables seniors to live with dignity and independence.  Our holistic approach enhances every aspect of our residents’ lives by assisting them with life enrichment activities including transportation, socialization and education, housing, and 24-hour personal support services, such as medication management, bathing, dressing, personal hygiene, and grooming.  The average age of our residents is 84.

As of December 31, 2012, we operated 483 senior living communities in 45 states.  The communities consisted of approximately 43,000 residential rooms or suites (collectively “units”) with a resident capacity for approximately 50,100 residents.  Our “Consolidated Portfolio” consists of owned and leased communities and our “Operated Portfolio” consists of our Consolidated Portfolio and the communities we manage for others.  As of December 31, 2012, our Operated Portfolio consisted of the following:

				Units by Type of Service
	Communities	Units (a)	Capacity (b)	AL (c)	MC (d)	IL (e)	SN (f)	Other (g)
Owned	192	16,157	19,667	11,609	3,013	1,093	208	234
Leased	269	24,831	28,054	16,801	3,615	3,137	961	317
Consolidated Portfolio	461	40,988	47,721	28,410	6,628	4,230	1,169	551
Managed	13	1,357	1,514	797	199	246	–	115
Managed - Joint Ventures	9	687	853	439	101	135	–	12
Operated Portfolio	483	43,032	50,088	29,646	6,928	4,611	1,169	678

(a) Designed capacity units whether or not in use as a residential room or suite
(b) Maximum number of residents
(c) Assisted living
(d) Memory care
(e) Independent living
(f) Skilled nursing beds
(g) Units taken out of service

During 2012, we generated approximately 86.1% of our Consolidated Portfolio revenues from private payor sources, which limits our exposure to government reimbursement risk.

Our Consolidated Portfolio consists of high quality communities that offer a significant number of amenities to our residents and allows us to operate efficiently.  To be competitive in all markets, we have significantly upgraded many of our older communities to enhance their appearance and functionality, making improvements to kitchens, emergency call systems, dining, lounge and recreation areas, landscaping, and electronic systems, including internet access and data transmission.

Our Operated Portfolio includes 298 communities that offer memory care services with approximately 6,900 units in a mix of both free-standing communities and as an attached wing of our senior living communities.  Dementia is a loss of or decline in memory and other cognitive abilities.  Alzheimer’s disease is the most common type of dementia, accounting for 60 to 80 percent of cases and is a disease that is growing significantly in aging populations.  Memory care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

In November 2012, we entered the home healthcare business with our purchase of NOC.  NOC is the largest Medicare-licensed home health agency in Florida.  The NOC acquisition provides us with a large platform for expanding home health services into our existing senior living communities.

We focus on providing service of the highest quality and value to our residents.  We also focus on maximizing our revenues, operating income, and cash flows through a combination of continuing initiatives:

•	increase occupancy;

•	optimize revenue per unit;

•	increase capacity and service offerings via selective acquisitions and expansions of existing communities;

•	expand our memory care offerings to meet growing demand through expansions and conversions of existing communities and further acquisition of existing dementia care communities;

•
establish and maintain quality assurance and risk management programs to maintain customer satisfaction and to reduce the cost of workers’ compensation and professional and general liability insurance; and

•	increase cost efficiencies through higher occupancy rates and greater economies of scale.

As we have executed these growth initiatives, we have consistently improved our revenues.  Our Consolidated Portfolio occupancy has remained very stable through an extremely challenging economic period, demonstrating the needs-based nature of our business.  During 2012, our initiatives produced the following results, which include the impacts of acquisitions:

•	Total consolidated operating revenues increased by approximately $95.5 million, or 6.5%, in 2012 to $1.57 billion;

•	Average monthly revenue per occupied unit in our Consolidated Portfolio increased by 1.6% to $4,127 for 2012 compared to 2011;

•	Cash generated by operating activities increased by $42.5 million, or 57.3%, in 2012 to $116.6 million; and

•	The number of communities in our Consolidated Portfolio increased by a net of 133 communities during 2012, which increased our consolidated unit count by approximately 11,083 units.

The Senior Living and Memory Care Industry

The senior living industry offers various types of settings across a continuum of care for the senior population.  Our primary area of focus is assisted living, which provides a cost-effective and life-enriching alternative for seniors compared to other settings such as skilled nursing or home healthcare.  We are one of a limited number of national operators of assisted living communities with a proven record of acquisition and development success across diverse geographic markets.  The assisted living industry is highly fragmented and characterized by numerous local and regional operators.  We believe that the industry will be the focus of increased consolidation activity in the years ahead and, as a result of our extensive acquisition experience, we are well-positioned to take advantage of consolidation opportunities.

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

Cost-Effectiveness.  Assisted living services generally cost considerably less than skilled nursing services located in the same region.  We believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.  According to the 2012 MetLife Market Survey of Nursing Home, Assisted Living, Adult Day Services, and Home Care Costs published in November 2012, the national annual average cost of a year in a skilled nursing facility in 2012 was $90,520 for a private room and $81,030 for a semi-private room compared to an annual average cost of $42,600 in an assisted living community.

Demographics.  Demographic trends are expected to increase the demand for the assisted living and memory care services in which we specialize.  The target market for our services is persons 75 years and older, which represents one of the fastest growing segments of the population in the United States.  The latest data from the United States Census Bureau predicts that the population in the United States will change in the next 18 years as follows:

Age over:	2012	2030	Δ	% Δ
65	43.2 million	72.8 million	29.6 million	68.5%
75	19.2 million	34.2 million	15.0 million	78.1%
85	5.9 million	8.9 million	3.0 million	50.8%

The U.S. Census Bureau’s prediction for the next 38 years is as follows:

Age over:	2012	2050	Δ	% Δ
65	43.2 million	83.7 million	40.5 million	93.8%
75	19.2 million	46.2 million	27.0 million	140.6%
85	5.9 million	18.0 million	12.1 million	205.1%

According to the 2012 Alzheimer’s Disease Facts and Figures report issued by the Alzheimer’s Association, an estimated 5.4 million Americans have Alzheimer’s disease, including approximately one in every eight Americans over age 65.  In 2013, nearly a half million Americans will develop Alzheimer’s disease, and by 2050 that number will double to nearly one million per year.  In 2011, the first baby boomers turned 65, and by 2029, all baby boomers will be at least 65 years old.  Absent breakthroughs in medical research, we believe the need for Alzheimer’s and dementia care will continue to increase in the future because of the steady growth in the senior population.

Changing Family Dynamics.  The geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population.  As a result, many families that may have provided care to senior family members in their homes are now unable to do so.  We believe that the number of seniors and their families who are able to afford high quality senior residential services, such as those we offer, has increased, despite recent weakness in the economy.  While the economic downturn since 2008 may have had some impact on the financial resources of seniors and their families, we have not experienced any significant occupancy declines.

Supply/Demand Imbalance.  While the senior population continues to grow significantly, the supply of assisted living units is not growing at a similarly rapid rate.  We believe that high construction costs, limited availability of credit, and the cost of liability insurance for smaller operators have constrained the growth in the supply of assisted living facilities.  New construction continued to be minimal throughout 2012.  We believe that growth in the senior population, increased affluence of this generation of senior citizens, baby boomers beginning to reach age 65 in 2011, and the decreasing role of the family in providing direct senior care has led and will continue to lead to supply and demand imbalances.

Competitive Strengths

We believe that the following competitive strengths position us to capitalize on the favorable trends occurring within the healthcare industry and senior living markets.

Quality Care and Value.  We focus on providing service of the highest quality and value to our residents.

Proven Consolidator in Fragmented Industry.  The assisted living industry is highly fragmented with significant opportunities for consolidation.  As of January 1, 2012, the top ten operators in the industry controlled just one-third of the estimated investment grade assisted living units.

In the last five years, we have increased our Consolidated and Operated Portfolios as follows:

	December 31, 2012		December 31, 2007		Δ in
	Community Count	Unit Count	Community Count	Unit Count	Community Count
Owned	192	16,157	103	8,819	89
Leased	269	24,831	145	13,000	124
Consolidated Portfolio	461	40,988	248	21,819	213
Managed	13	1,357	10	1,184	3
Managed - Joint Ventures	9	687	23	1,737	(14)
Operated Portfolio	483	43,032	281	24,740	202

Significant Scale with Broad Geographic Footprint.  We are the largest operator of assisted living and memory care communities in the United States in terms of resident capacity, operating in 45 states.  The scope and scale of our operations and the services we offer enable us to provide our residents with a comprehensive range of healthcare and related services in a cost-effective manner not available to smaller operators.  Additionally, we believe our geographic diversification makes us less vulnerable to adverse economic developments and industry factors, such as overbuilding, employment, and regulatory and competitive conditions that may affect a particular region.

Scalable Oversight Systems and Information Technology Infrastructure.  Our advanced oversight systems and information technology infrastructure further provides operational efficiencies, and the scalability of such systems and infrastructure facilitates further expansion.

Purpose-Built High-Quality Communities with Substantial Ownership.  We have increased the number of communities that we own from 103 at the end of 2007 to 192 as of December 31, 2012, primarily through the acquisition of communities we formerly operated under long-term leases or management contracts.

Experienced Multidisciplinary Management with Industry Relationships.  Our 14 senior management team members collectively have over 275 years of management experience in the healthcare industry, ranging from independent living to skilled nursing care facilities.

Successful Joint Venture Relationships.  Our acquisitions of communities through joint ventures provide current cash flow as well as pathways to ownership of the communities.  In 2006, we entered into a joint venture with an affiliate of Blackstone Real Estate Advisors (“Blackstone”), which we refer to as the “Blackstone JV.”  The Blackstone JV owned 24 communities, which Emeritus managed for a fee.  In addition to earning management fees, we recovered our original investment through cash equity distributions.  Under the terms of the joint venture agreement, we were entitled to distributions in excess of our 19.0% ownership percentage based upon specified performance criteria (the “Promote Incentive”).  In June 2011, we purchased Blackstone’s 81.0% equity interest in the Blackstone JV and added these communities to our Consolidated Portfolio.  We earned a Promote Incentive of $26.6 million, which was applied to the purchase price of our acquisition of Blackstone's equity interest.

In 2010, we entered into a second joint venture (the “Sunwest JV”) with an affiliate of Blackstone, as well as Columbia Pacific, an entity controlled by Daniel R. Baty, a founder of Emeritus and our Chairman, and former investors in the properties.  The Sunwest JV purchased 144 communities in 2010, of which 139 were included in our Operated Portfolio and we managed for a fee.  We contributed $21.0 million for our 6.0% ownership interest in the joint venture.  Similar to the Blackstone JV, the agreement with the Sunwest JV provided Emeritus with the opportunity to earn a “promote incentive”.  In the fourth quarter of 2012, we entered into agreements with the Sunwest JV and HCP, Inc. (“HCP”), whereby HCP agreed to purchase 133 communities from the Sunwest JV and simultaneously lease them to Emeritus (the “HCP Transaction”).  As of December 31, 2012, HCP had closed on the purchase of 129 of these communities, which are now included in our Consolidated Portfolio.  When final distributions are made to the members of the Sunwest JV, and assuming the release in full of all funds held in escrow as part of the HCP Transaction, we expect to have received total cash in the amount of approximately $140.0 million, comprised of approximately $45.0 million for the Company’s equity interest in the Sunwest JV and a promote incentive payment of approximately $95.0 million based on the final rate of return to the Sunwest JV’s investors.  As of December 31, 2012, Emeritus had received cash distributions of $89.7 million from the Sunwest JV.

For further information, see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition and —2012 HCP Transaction in Notes to Consolidated Financial Statements.

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

In the first quarter of 2013, we initiated Family Connects, a program we believe will facilitate a high level of customer service.  This program connects our communities with our residents’ families through regular communication by telephone, and will assist us in determining customer satisfaction.

In 2013, we are also implementing a centralized call center to improve new lead inquiry service and follow-up, thereby increasing conversions of inquiries into community tours and ultimately move-ins.  We believe that the call center will result in improved inquiry handling and provide us with more control over the message delivered to prospective residents and their families.

Focus on Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors aged 75 and older who live in smaller cities and suburbs.  We believe that this segment of the senior community is relatively large and geographically broad and is generally composed of seniors who are financially capable of purchasing our services.

Expand Memory Care Markets.  The demand for memory care services continues to grow.  As of December 31, 2012, we operated approximately 6,600 units in our Consolidated Portfolio and 6,900 units in our Operated Portfolio that offer this type of care in a mix of both free-standing communities and as part of our standard assisted living communities.  The dementia care wings within many of our assisted living communities enable us to retain residents who may require dementia care services in the future, and who would otherwise be required to move to an alternative care setting.  Where appropriate, memory care residents and/or their families may choose to share

“companion living” apartments for therapeutic reasons as well as to provide a lower cost alternative for those residents.

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

Selective Acquisitions and Developments. We will continue to pursue strategic opportunities to purchase, lease, or manage communities that will allow us to increase our capacity and improve our operating efficiencies, with a particular focus on acquiring local and regional operators of assisted living communities.  In addition, we will selectively evaluate development opportunities, including adding units to existing communities and converting units to a higher service offering, in strong markets where our existing occupancy is high and rates are favorable.

Expand Our Ancillary Services. We plan to increase the scope of the ancillary services we offer to our residents, including rehabilitation services.  While a majority of our communities currently offer rehabilitation services, these services are primarily outsourced to third-party providers.  Entering the rehabilitation services market as a provider allows us to expand the rehabilitation services that we provide directly to our residents, resulting in increased revenues from these services, and potentially enable our residents to stay in our community homes longer.  In October 2011, we acquired a 51.0% stake in a company that sells durable medical equipment and personal care supplies and in November 2012, we acquired NOC, our home health services provider.  NOC will initially offer its services to residents in our existing Florida communities and we plan to expand such services to other states in which we have a high concentration of communities.  Home health services allow us to address a broader range of residents’ overall care needs and realize revenues for these services that are currently being provided by third parties.

Develop Post-Acute Care Business.  Various healthcare reform provisions became law upon enactment of the Patient Protection and Affordable Care Act and the Healthcare Education and Reconciliation Act, both enacted in 2010 (collectively, the “ACA”).  The ACA significantly impacts Medicare reimbursement to hospitals because it expands the scope of accountability from hospital-based care to a continuum of care that includes pre-acute, inpatient acute, and post-acute care.  The ACA transitions the Medicare provider payment system from pay-per-service to pay-per-episode, or “bundled” payments, making hospitals, physicians, and post-acute providers collectively responsible for the cost and quality of entire episodes of care.  Beginning in October 2012, hospitals are penalized for 30-day readmissions related to certain conditions.

We believe that we are well positioned to be a leader in the post-acute transitional care continuum, due to our national footprint and provisions for all levels of post-acute care, and believe that this will result in increased occupancy and revenue.  Currently, we are focusing on transitional care awareness, building hospital partnerships and program development.  We have entered into pilot partnerships focused on the delivery of hospital medical and related services and the provision of on-site physician services to our residents.

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

Skilled Nursing.  Our Consolidated Portfolio includes 1,169 licensed skilled nursing beds, which are included in certain of our assisted living communities.  In addition to assistance with ADLs, these communities provide 24-hour nursing care, rehabilitation therapy, post-surgical care, infusion therapy, dialysis care and hospice care, among other specialty services.

Home Healthcare.  NOC provides services to individuals in their homes for those who may be recovering from surgery, have an acute exacerbation of a chronic disability or terminal illness, or need assistance with ADLs.  Registered nurses provide skilled nursing services such as cardiac care, chemotherapy, infusion therapy and wound care.  Physical, speech, and occupational therapists provide therapy services in accordance with the doctor’s plan of care.  Home health aides provide personal care such as hygiene, nutritional support and assistance with other activities of daily living, and medical social workers address social and emotional issues related to the individual’s health problems.  We plan to offer NOC’s services to the residents of our senior living communities in select markets.

Financial Services.  We help seniors meet their financial needs by working with senior financial solution providers such as:

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

Service Revenue Sources

We rely primarily on our residents’ ability to pay our charges for senior living services from their own or family resources and expect that we will continue to do so for the foreseeable future.  Although care in an assisted living community is typically much less expensive than in a skilled nursing facility, we believe that only seniors with income or assets meeting or exceeding the regional median can afford to reside in our communities.

We rely primarily on Medicare to pay our charges for the home health services that NOC provides and expect that we will continue to do so for the foreseeable future.

As third-party reimbursement programs and other forms of payment continue to grow, we will evaluate and selectively participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently not significant.  Our primary source of community revenue comes from residents’ private resources; all other service revenue sources constituted approximately 13.9% of our Consolidated Portfolio revenues in 2012.

Management Activities

We provide management services to independent and related-party owners of assisted living communities, including our joint ventures.  We managed 22 communities as of December 31, 2012 and 150 communities, including the Sunwest JV communities, as of December 31, 2011.  Of the 22 managed communities, nine are owned by joint ventures in which we have an interest and thirteen are owned by third parties.  Most of our management agreements provide for fees equal to 5.0% of community revenues and the terms range from two to five years and may be renewed or renegotiated at the expiration of the term.

Total management fees were approximately $18.0 million for 2012, $21.1 million for 2011, and $11.9 million for 2010.  For further discussion, see Management’s Discussion and Analysis of Operations and Financial Condition—Results of Operations.

Marketing and Referral Relationships

Our operating strategy is designed to integrate our senior living communities into the continuum of healthcare services offered in the geographic markets in which we operate.  One objective of this strategy is to enable residents who require additional healthcare services to benefit from our relationships with local hospitals, physicians, home healthcare agencies, and skilled nursing facilities in order to obtain the most appropriate level of care.  Thus, we seek to establish relationships with local hospitals, through joint marketing efforts where appropriate, home healthcare agencies, alliances with visiting nurses associations and priority transfer agreements with local, high-quality skilled nursing facilities.  In addition to benefiting residents, the implementation of this operating strategy has strengthened and expanded our network of referral sources.

As part of our Safely Somewhere initiative, we offer free home visits to seniors.  The objective of this program is to determine and work with potential residents, their families and physicians on an outcome that will meet their needs.  Our home visit services include social visits, safety checks and evaluations to identify home and care needs.  We offer post-hospital or nursing facility discharge follow-up and coordination with families and referral sources.  We believe that by working with seniors to resolution, potential residents are more willing to view Emeritus as an option while also improving our community network.

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

Our communities have established ongoing resident and/or family meetings through care conferences and/or family night meetings.  We obtain feedback, recommendations, and suggestions to improve overall quality performance of the community from the residents, responsible parties, and staff.  The CPR, Ethics First compliance program, resident care conferences, and family night meetings are significant components of our continuous quality improvement program.  We use these processes to benchmark our ongoing efforts to improve quality, enhance customer satisfaction, and minimize risk exposure.  Beginning in 2013, our Family Connects program will provide us with further opportunities to improve our resident care by sharing residents’ needs and concerns with their families.

Administration

We employ an integrated structure of management, financial systems, and controls to support quality services at our communities and to maximize operating efficiency and contain costs.  In addition, we have developed internal procedures, policies, and standards we believe are necessary for effective operation and management of our communities.  We have recruited seasoned key employees with years of experience in the senior living services field and believe we have assembled the administrative, operational, and financial personnel who will enable us to continue to manage our operating strategies effectively.

Our senior living operating group currently consists of nine divisions.  Our management approach is the same across all divisions.  An operational vice president heads each division in a collaborative team system that includes a vice president of sales and marketing and a vice president of quality service and risk management.  Each divisional team oversees several operating regions headed by a regional director of operations, who provides management support services for each of the communities in his/her respective region, along with the respective regional director of sales and marketing and director of quality service and risk management.  An on-site executive director supervises day-to-day community operations, and in certain jurisdictions, must satisfy various licensing requirements.  We provide management support services to each of our communities, including operating systems and standards, recruiting, training, and financial and accounting services.  Our automated resident assessment system helps to ensure that our communities maintain a quality standard of care, meet state compliance requirements, and capture charges associated with services provided in a flexible and customizable manner.

We have centralized senior living finance and other operational support functions at our home office in Seattle, Washington, in order to allow community-based personnel to focus on resident care.  At our home office, we establish policies and procedures that we disseminate to the entire Company, oversee our financial and marketing functions, manage our acquisition and development activities, and determine our overall strategic direction.  We maintain certain administrative and finance functions for NOC at the subsidiary level.

We use a combination of centralized and decentralized accounting and computer systems that link each community with our executive offices.  Through these systems, we are able to monitor occupancy rates and operating costs and distribute financial and operating information to appropriate levels of management in a cost effective manner.  In 2011, we replaced or upgraded our systems for resident care evaluation, labor tracking, rate management, and employee training.  We believe that our data systems provide the flexibility to meet the requirements of our operations.  Our financial and accounting software platform is scalable, which positions us for future growth and has enabled us to respond quickly and cost effectively to changes in our business arising from mergers and acquisitions, regulatory and compliance matters, and changes in financial reporting requirements.  We use high quality hardware and operating systems from current and proven technologies to support our technology infrastructure.  We intend to invest to a greater degree in information technology in the coming years to further enhance our infrastructure.

Competition

The number of assisted living communities continues to grow in the United States, although the number of assisted living units is not growing as rapidly as the growth of the senior population.  During recent years, new construction has been significantly constrained due, in part, to a lack of available financing for unseasoned operators.  We believe that quality of service, reputation, community location, physical appearance, and price will continue to be significant competitive factors.

The assisted living industry is highly competitive and fragmented.  Our competition comes from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic areas in which we operate, as well as retirement housing communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers.  In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial, except in the skilled nursing segment.  Although new construction of assisted living communities has remained low in recent years, we have experienced and expect to continue to experience competition in our efforts to acquire and operate assisted living communities.  Some of our present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital.  Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our financial position, results of operations or cash flows.  Our publicly traded competitors include Brookdale Senior Living, Inc., Five Star Quality Care, Inc., Capital Senior Living Corporation, and Assisted Living Concepts, Inc. and a major private competitor is Sunrise Senior Living, Inc.

Government Regulation

Federal, state, and local authorities heavily regulate the healthcare industry.  While these regulatory and licensing requirements often vary significantly from state to state, they typically include:

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

As of December 31, 2012, our Operated Portfolio consisted of 483 communities in 45 states.  Each of these states has its own business licensure requirements and, depending on the type of assisted living or related service we provide in each of our communities, additional licensure requirements (including, in some cases, a Certificate of Need).  Our Operated Portfolio may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted.  Assisted living communities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements.  Such unannounced surveys or inspections occur annually or biannually, or may occur following a state’s receipt of a complaint about the community.  As a result of any such survey or inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements.  Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction, but the reviewing agency typically has the authority to take further action against a licensed or certified facility.  Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal healthcare programs, or imposition of other sanctions.  From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from regulatory inspections or surveys.

We are subject to certain federal and state laws that regulate financial arrangements by healthcare providers, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Federal Anti-Kickback Law and the False Claims Act.  The Federal Anti-Kickback Law makes it unlawful for any person to offer or pay (or to solicit or receive) any remuneration directly or indirectly, overtly or covertly, in cash or in kind for referring or recommending for purchase any item or service which is eligible for payment under the Medicare or Medicaid programs.  Authorities have interpreted this statute very broadly to apply to many practices and relationships between healthcare providers and sources of patient referral.  If an entity were to violate the Anti-Kickback Law, it may face criminal penalties and civil sanctions, including fines and possible exclusion from government programs such as Medicare and Medicaid.  In addition, with respect to our participation in federal healthcare reimbursement programs, the government or private individuals acting on behalf of the government may bring an action under the

False Claims Act alleging that a healthcare provider has defrauded the government and seek treble damages for false claims and the payment of additional monetary civil penalties.  The False Claims Act allows a private individual with knowledge of fraud to bring a claim on behalf of the federal government and earn a percentage of the federal government’s recovery.  Many states have enacted similar anti-kickback and false claims laws that may have a broad impact on providers and their payor sources.  We are also subject to federal and state laws designed to protect the confidentiality of patient health information.  The U.S. Department of Health and Human Services has issued rules pursuant to HIPAA relating to the privacy of such information.  In addition, many states have confidentiality laws, which in some cases may exceed the federal standard.

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

Employees

As of December 31, 2012, Emeritus had approximately 30,236 employees, including approximately 20,487 full-time employees.  We employed approximately 569 full-time employees in our Seattle and regional offices.  Of our approximately 30,236 total employees, approximately 1,242 work at our managed communities.  We believe our relationship with our employees is good.

On September 25, 2009, a majority of employees at one community in Indiana voted to be represented by a labor union.  We believed and alleged that the labor union engaged in objectionable conduct affecting the results of the election and the election results should be set aside.  Our challenge to the United States Court of Appeals for the Sixth Circuit was unsuccessful.  Since August 2012, we have been bargaining with the union representing these employees.  While we are bargaining in good faith, we have yet to reach a contract with the union.

On October 5, 2012, a majority of employees within the Wellness Department at one community in Minnesota voted to be represented by a labor union.  We believe that this bargaining unit (i.e., one that does not include all employees in all departments) is inappropriate and we have appealed this decision to the National Labor Relations Board (“NLRB”) in Washington, DC.  The NLRB has not ruled on our challenge yet.  If our appeal (and possibly subsequent appeals) is unsuccessful, we will bargain in good faith with the union representing these employees.

Except as described above, we are unaware of any labor union representing any of our other employees or of any employees attempting to organize a labor union.

Available Information

Our annual reports on Form 10-K, along with all other reports and amendments filed with or furnished to the Securities and Exchange Commission (“SEC”), are publicly available free of charge on the Investor Relations section of our website at www.emeritus.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC.  These materials may also be obtained at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Emeritus.  Our corporate governance policies, code of conduct, code of ethics and Board committee charters and policies are also posted on the Investor Relations section of our website at www.emeritus.com.  The information on our website is not part of this or any other report that Emeritus files with, or furnishes to, the SEC.

ITEM 1A.  RISK FACTORS

Our financial condition, results of operations, and cash flows are subject to many risks, including, but not limited to, those set forth below:

Emeritus has incurred losses since it began doing business, except for 2005, and may continue to incur losses for the foreseeable future.  Emeritus was organized and began operations in July 1993 and has operated at a loss since it began doing business, except for 2005.  For December 31, 2012, 2011, and 2010, we recorded losses of $84.8 million, $71.9 million, and $57.0 million, respectively.  We believe that the historically aggressive growth of our Consolidated Portfolio through acquisitions and developments and related financing activities, as well as our inability (along with most of the assisted living industry) to significantly increase occupancy and rates at our communities, were among the causes of these losses.  To date, at many of our communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flows from operating activities but not overall Company earnings.  Our ongoing results of operations may not become profitable in line with our current expectations or may not become profitable at all.

If the Company cannot generate sufficient cash flows to cover required interest, principal, and lease payments, it risks defaults on its debt agreements and leases.  As of December 31, 2012, we had total debt, including interest, of $2.1 billion, with minimum annual payments of $148.1 million due in 2013, and have both long-term operating and capital lease and financing obligations requiring minimum annual payments of an additional $299.9 million in 2013.  If we are unable to generate sufficient cash flows to make such payments as required and we are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on the communities secured by the respective indebtedness or, in the case of a lease, could terminate our lease, resulting in loss of income and asset value.  In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community.  In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating the foreclosure of that community.  Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and lease agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because the Company is highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions.  A substantial portion of our future cash flows will be designated to debt service and lease payments.  In the past, we have occasionally been dependent on third-party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future.  In addition, we are periodically required to refinance these obligations as they mature.  As of December 31, 2012, our total debt, including interest, was $2.1 billion, and our payment obligations, including interest, under long-term operating and capital leases were $7.8 billion.  These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

We may be unable to increase or stabilize our occupancy rates at levels that would result in positive earnings.  In previous years, we have been unable to increase our occupancy to levels that would result in net income on a sustained basis.  Our historical losses have resulted, in part, from occupancy levels that were lower than anticipated when we acquired or developed our communities.  While occupancy levels increased in 2012 in our Same Community Portfolio (the 293 communities we have operated continuously since January 1, 2011), our historical performance has been mixed.  Our occupancy levels may not increase in the future and may never reach levels necessary to achieve net income.

We may not find additional funding through public or private financing on acceptable terms.  We may not find adequate equity, debt, sale-leaseback or other financing when we need it or on terms acceptable to us.  This could affect our ability to finance our operations or refinance our communities to avoid the consequences of default and foreclosure under our existing financing as described elsewhere.  In addition, if we raise additional funds by issuing equity securities, our shareholders may experience dilution in their investment.

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

We self-insure many of our liabilities.  In recent years, participants in the long-term care industry have experienced an increasing number of lawsuits alleging negligence, malpractice, or other related legal theories.  Many of these suits involve large claims and significant legal costs.  We currently face such suits because of the nature of our business and expect to continue to do so in the future.  For 238 of the 461 communities in our Consolidated Portfolio, we are self-insured and, as such, are responsible for the full loss of any professional liability claims.  Claims against us, regardless of their merit or eventual outcome, may also adversely affect the reputation of our communities, undermine our ability to attract residents or expand our business and would require management to devote time to matters unrelated to the operation of our business.  We review our liability insurance annually, but we may not be able to obtain third-party liability insurance coverage in the future or, if available, on acceptable terms.

We face risks associated with acquisitions.  We intend to continue to seek selective acquisition opportunities.  However, we may not succeed in identifying any future acquisition opportunities or completing any identified acquisitions.  The acquisition of communities presents a number of risks.  Existing communities available for acquisition may frequently serve or target different market segments than those we presently serve.  It may be necessary in these cases to reposition and renovate acquired communities or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives.  In some cases in the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures.  As a consequence, we currently plan to target assisted living communities with established operations, which could reduce the number of acquisitions we can complete and increase the expected cost.  Even in these acquisitions, however, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations.  We may not succeed in repositioning acquired communities or in effecting any necessary operational or structural changes and improvements on a timely basis.  We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.  We also face risks associated with acquiring ancillary services businesses, especially since we do not have a history of operating such businesses.

If the Company is unable to refinance its debt that is scheduled to come due in 2013 on reasonable terms, it may have an adverse effect on the Company and the market price of our common stock.  The Company has principal payments on long-term debt of $49.4 million due in 2013, including balloon payments on debt maturing totaling $21.6 million.  If the Company is not able to generate sufficient cash flows to make the required payments or refinance this debt on reasonable terms, it may have a material adverse effect on the market value of our common stock and other adverse effects on our business, financial condition, results of operations, and cash flows.

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

Market forces could undermine our efforts to attract seniors with sufficient resources.  We rely on the ability of our residents to pay our fees from their own or family financial resources.  We believe that only seniors with income or assets meeting or exceeding the comparable median in the region where our senior living communities are located can afford our fees.  The economic recession, depressed housing market, inflation, or other circumstances may undermine the ability of seniors to pay for our services.  If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline or we may be forced to lower our rental and service rates.

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

Mr. Baty’s potentially competitive activities are limited by a shared opportunities agreement between him and the Company.  Under the terms of this agreement, Mr. Baty and Columbia Pacific must immediately present to the Company all investment opportunities in senior living communities and ancillary businesses in the United States, Canada, and China.  For transactions in the United States and Canada, we then have the option to participate in the investment opportunity through an ownership interest and/or management contract as set forth in the agreement.  For transactions in China, we have the option to invest in the opportunity up to 50% of the equity value and compete for management or consulting services.

Mr. Baty financially supports some of our recent transactions and the operations of certain communities that we manage with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support.  As of December 31, 2012, we manage six communities owned by Mr. Baty or Columbia Pacific.  Mr. Baty was also the guarantor of a portion of our obligations under a 24-community lease with an entity in which Mr. Baty has an ownership interest.  We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided the Company with financing in the amount of $18.0 million for two years, which financing was paid off in July 2007.  In 2004, Mr. Baty personally guaranteed $3.0 million of our obligations under a long-term lease with Healthcare Property Investors, Inc., an independent REIT, which terminated with the purchase of these communities in August 2007.  Also in 2004, Mr. Baty guaranteed our obligations under a long-term lease relating to 20 communities.  As part of this arrangement, which, as of December 31, 2012, continues to be in effect for nine of the communities (the “Cash Flow Sharing Communities”), he shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  In 2008, we entered into a 50-50 joint venture with Mr. Baty to purchase the real estate of eight of the Cash Flow Sharing Communities, into which Mr. Baty contributed approximately $1.2 million in 2010 related to debt refinancings and $1.1 million in 2009.  In 2009, we borrowed $3.2 million from Columbia Pacific to finance the purchases of two communities that we previously managed for Columbia Pacific.  We subsequently paid off these loans in January 2011.  We believe that we would have been unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support.  The ongoing administration of these transactions, however, could adversely affect these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.  In addition, we cannot guarantee that his support will be available in the future.

We may be unable to attract and retain key management personnel.  We depend upon, and will continue to depend upon, the services of Mr. Baty, our Chairman, and Granger Cobb, our President and Chief Executive Officer.  Mr. Baty has financial interests and management responsibilities with respect to Columbia Pacific and its related partnerships that require a considerable amount of Mr. Baty’s time.  As a result, he does not devote his full time and efforts to Emeritus.  The loss of Mr. Baty’s services, or those of Mr. Cobb, could adversely affect our business and our results of operations.  We also may be unable to attract and retain other qualified executive personnel critical to the success of our business.

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

We may be unable to satisfy all regulations and requirements or to acquire and maintain any required licenses on a cost-effective basis.  We have occasionally received notices of regulatory violations, which we have resolved by paying fines or taking other measures such as limiting our business activities at a particular community until the violation is resolved.  Failure to comply with applicable requirements could lead to enforcement action that could materially and adversely affect business and revenues.  Loss, suspension, or modification of a license may also cause a default under certain of our leases and financing agreements and/or trigger cross-defaults.

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

Our entrance into the home healthcare and rehabilitation services business subjects the Company to additional federal and state laws and regulations and, if the Company fails to comply with these laws and regulations, could subject the Company to substantial financial and other penalties.  Substantially all of our skilled nursing and ancillary services, including those provided by NOC, are reimbursed under Medicare programs.  These services are subject to enhanced federal and state laws and regulations, including those regarding acquisition and maintenance of provider and supplier numbers, services provided, quality of care, provision of medically necessary items and services, and billing and claims submission.  Failure to comply with these laws and regulations could subject the Company to substantial financial and other penalties, which could materially and adversely affect our business and revenues.

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

Significant reforms to the United States healthcare system could have an adverse effect on our financial position, results of operations and liquidity.  The healthcare reforms contained in the ACA will impact us in some manner, including increasing our costs to provide healthcare benefits to our employees.  The specific provisions of the ACA will be phased in over time through 2018.  Based on our current assessment, although there are additional expenses that will be incurred in 2013, we do not expect that the ACA will result in a material increase in our operating expenses in 2013.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

The ACA creates a series of robust transparency and reporting requirements for skilled nursing facilities, including requirements to disclose information on organizational structures, financial, clinical and other related data as well as information on officers, directors, trustees or managing employees. Skilled nursing facilities are required to certify to the Secretary of the U.S. Department of Health and Human Services and the U.S. Department of Health and Human Services Office of Inspector General that the information submitted is accurate and current. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Although 86.1% of our 2012 revenues came from private pay sources, these healthcare reforms or other similar healthcare reforms could have an adverse effect on our financial position, results of operations and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a reduction in our revenues and operating margins or otherwise adversely affect our business, financial position, results of operations, and liquidity.  We depend on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a portion of our revenues. For the year ended December 31, 2012, we derived approximately 13.9% of our total revenues from the Medicare and Medicaid programs.  Nearly all of NOC’s services are reimbursed by Medicare.  The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes.

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

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also established a 12-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction was to propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021.  Since such legislation was not enacted by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions was scheduled to automatically begin on January 1, 2013, split evenly between domestic and defense spending.  The American Taxpayer Relief Act, effective January 1, 2013, delayed until March 1, 2013 the mandatory sequestration cuts mandated by the Budget Control Act of 2011. Payments to Medicare providers would be subject to these automatic spending reductions, subject to a 2% cap. At this time, it is unclear how this automatic reduction may be applied to various Medicare healthcare programs.

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

In addition to the risks described above, investing in Emeritus common stock involves the following risks:

We may experience volatility in the market price of Emeritus common stock due to the lower trading volume and lower public ownership of Emeritus common stock.  The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile.  In particular, the volatility of our share price is influenced by lower trading volume and lower public ownership relative to some of our publicly-held competitors, as well as periodic overall fluctuations in the stock market.  For example, our closing stock price ranged from $14.44 per share to $24.72 per share during 2012.  Because approximately 31.8% of our outstanding shares were owned by affiliates as of December 31, 2012, our stock is relatively less liquid and, therefore, more susceptible to large price fluctuations than many other companies’ shares.

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

In addition, the stock market periodically experiences significant price and volume fluctuations.  These fluctuations are often unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of Emeritus common stock.  When the market price of a company’s stock drops significantly, shareholders may institute securities class action litigation against that company.  Any litigation against us could cause us to incur substantial costs, divert our time and attention and other resources, or otherwise harm our business.

Insiders have substantial control over the Company and are able to influence corporate matters.  We entered into a shareholders’ agreement in connection with the acquisition of Summerville Senior Living, Inc. (“Summerville”),

dated March 29, 2007, as amended April 30, 2010, between us, AP Summerville, LLC, AP Summerville II, LLC, Apollo Real Estate Investment Fund III, L.P., and Apollo Real Estate Investment Fund IV, L.P. (collectively, the “Apollo shareholders”), Saratoga Partners IV, L.P., Saratoga Coinvestment IV, LLC, and Saratoga Management Company LLC (collectively, the “Saratoga shareholders”), and Mr. Baty and certain of his affiliates (collectively, the “Baty shareholders”).  Under the terms of this shareholders’ agreement, a representative of each of the Baty shareholders, the Saratoga shareholders and the Apollo shareholders was elected or appointed to our board of directors.  In 2010, the representative of the Saratoga shareholders resigned from our board of directors and was not replaced and in 2012; the Saratoga shareholders sold their remaining Emeritus stock and are no longer entitled to elect a director.  Our directors and executive officers and their affiliates, including the Baty shareholders and the Apollo shareholders and affiliates, owned, in the aggregate, approximately 31.8% of our outstanding common stock as of December 31, 2012. As a result, these shareholders are able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or its assets.  This concentration of ownership could limit a shareholder’s ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Future sales of shares by existing shareholders could cause our stock price to decline.  As of December 31, 2012, the Company has outstanding approximately 45,814,988 shares of common stock, of which our executive officers and directors, affiliates controlled by them, and other affiliates of ours beneficially own 14,571,213 shares.

Shares owned by affiliates currently include 6,510,000 shares held by the Apollo shareholders.

In connection with the September 2007 acquisition of Summerville, we entered into a registration rights agreement dated March 29, 2007 with the Apollo shareholders, the Saratoga shareholders, the Baty shareholders and Mr. Cobb.  Under the registration statement, we agreed to register shares of common stock beneficially owned by these persons under certain circumstances.  As of March 1, 2013, the Apollo shareholders may sell up to $58.75 million of its shares under an existing shelf registration statement that we filed in 2010 and which expires on June 18, 2013.   In addition, each of the Apollo shareholders and the Baty shareholders have the right to request that we file additional registration statements.  We have also granted the shareholders who are parties to the registration rights agreement certain customary incidental, or “piggyback,” registration rights to participate in registrations initiated by us for our own account or other security holders.

As of December 31, 2012, options for a total of 4.4 million shares of common stock were outstanding under our equity incentive plans, of which a total of 2.8 million shares were then exercisable.  Of the shares exercisable, 920,000 shares were exercisable at a price in excess of our stock trading price as of December 31, 2012.  All of the shares issuable on exercise of such vested options are eligible for sale in the public market.  If our executive officers, directors, or significant shareholders sell, or indicate an intention to sell, substantial amounts of Emeritus common stock in the public market, the trading price of our stock could decline.

In addition, we may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our shareholders.  These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us.  Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution.  In December 2011 and 2012, we issued a total of 435,000 and 366,172 shares, respectively, of restricted stock to certain of our executive officers, respectively, which will vest over four years if specified Company annual performance criteria are met.

Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.  As of December 31, 2012, 45,814,988 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.

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

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Communities

We operate 483 senior living communities in 45 states, most of which consist of one-story to three-story buildings and include common dining and social areas.  Frequently, a community provides multiple types of service.  Of the 483 communities we operate, 298 offer memory care services, 85 offer some independent living services, and 27 offer skilled nursing services.  All but one of the communities that we own are encumbered with mortgage debt.  The table below summarizes information regarding our Operated Portfolio as of December 31, 2012.
	Number of			Communities
States	Communities	Units	Beds	Own	Lease	Manage
Alabama	1	62	67	1	–	–
Arizona	20	1,778	1,984	14	5	1
Arkansas	5	496	502	4	1	–
California	58	5,856	6,664	14	43	1
Colorado	8	851	910	3	5	–
Connecticut	6	474	529	–	6	–
Delaware	2	152	173	1	1	–
Florida	43	4,614	5,431	25	17	1
Georgia	19	1,125	1,387	4	15	–
Idaho	5	368	418	5	–	–
Illinois	8	810	939	4	4	–
Indiana	7	698	813	2	3	2
Iowa	2	186	189	1	1	–
Kansas	4	269	308	3	1	–
Kentucky	4	326	368	1	3	–
Louisiana	6	526	609	5	1	–
Maryland	7	656	718	2	5	–
Massachusetts	11	1,143	1,224	4	7	–
Michigan	2	216	240	1	1	–
Minnesota	2	211	409	1	1	–
Mississippi	8	652	734	5	3	–
Missouri	1	186	214	–	1	–
Montana	4	396	447	1	2	1
Nebraska	5	454	516	–	5	–
Nevada	5	438	526	2	2	1
New Hampshire	1	90	100	1	–	–
New Jersey	10	1,004	1,089	5	5	–
New Mexico	4	408	501	–	4	–
New York	19	1,404	1,562	11	5	3
North Carolina	8	651	713	6	2	–
North Dakota	1	85	85	–	1	–
Ohio	17	1,532	1,843	3	11	3
Oklahoma	7	534	632	–	7	–
Oregon	34	2,614	2,927	1	27	6
Pennsylvania	6	459	590	5	1	–
South Carolina	15	1,473	1,643	3	12	–
Tennessee	11	687	783	1	10	–
Texas	53	4,719	6,113	35	16	2
Utah	4	370	418	–	4	–
Vermont	1	101	113	1	–	–
Virginia	12	993	1,308	5	7	–
Washington	28	2,163	2,429	10	17	1
West Virginia	3	276	334	1	2	–
Wisconsin	4	412	463	1	3	–
Wyoming	2	114	123	–	2	–
	483	43,032	50,088	192	269	22

Executive Offices

Our executive offices are located in Seattle, Washington, where we lease approximately 77,000 square feet of space.  Our lease agreement expires in September 2025.

ITEM 3.  LEGAL PROCEEDINGS

The Company has been and is currently involved in litigation and claims incidental to the conduct of its business that are comparable to other companies in the senior living industry, including professional and general liability claims and regulatory and other governmental audits and investigations arising in the normal course of business.  Certain claims and lawsuits allege large damage amounts and may require significant costs to defend and resolve.  As a result, we maintain a combination of self-insurance reserves and commercial insurance policies in amounts and with coverage and deductibles that we believe are adequate, based on the nature and risks of our business, historical experience and industry standards.  There is no assurance that our actual costs related to any particular lawsuit or claim will not exceed such reserves or insurance policies’ limits.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol ESC.  The following table sets forth for the periods indicated the high and low closing prices for Emeritus common stock as reported on the NYSE.

	2012		2011
	High	Low	High	Low
First Quarter	$19.48	$15.85	$25.90	$18.91
Second Quarter	18.48	14.44	25.89	19.75
Third Quarter	21.85	16.03	22.40	13.71
Fourth Quarter	24.72	20.25	18.61	13.64

As of February 22, 2013, we had 74 holders of record of Emeritus common stock, although there is a much larger number of beneficial owners.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return provided to shareholders on shares of Emeritus common stock relative to the cumulative total returns of the S&P 500 Index, S&P Smallcap 600 Index, NYSE Composite Index, and a customized peer group selected by us for the period beginning on December 31, 2007 and ending on December 31, 2012.  In making this comparison, an investment of $100 with reinvestment of all dividends is assumed to have been made in our common stock in each index and in the peer group.  Stock price performance shown below for our common stock is historical and not necessarily indicative of future price performance.

	December 31,
	2007	2008	2009	2010	2011	2012
Emeritus Corporation	100.00	39.88	74.55	78.37	69.62	98.29
S&P Smallcap 600 Index	100.00	68.93	86.55	109.32	110.43	128.46
S&P 500 Index	100.00	63.00	79.67	91.67	93.61	108.59
NYSE Composite Index	100.00	60.74	77.92	88.36	84.96	98.55
Peer Group	100.00	19.30	48.92	61.48	52.04	80.36

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” for or as of each of the years in the five-year period ended December 31, 2012, are derived from the consolidated financial statements of Emeritus Corporation.  The consolidated balance sheets as of December 31, 2012 and 2011 and consolidated statements of operations for each of the years in the three-year period ended December 31, 2012, are included in the Exhibits, Financial Statements and Schedules section of this Form 10-K.
	Year Ended December 31,
	2012	2011 (1)	2010 (1)	2009 (1)	2008 (1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$1,568,076	$1,472,623	$1,128,910	$950,196	$823,838
Total operating expenses	1,470,343	1,410,936	1,069,294	901,330	824,757
Operating income (loss) from continuing operations	97,733	61,687	59,616	48,866	(919)
Net other expense	(176,261)	(111,361)	(116,875)	(102,013)	(100,957)
Loss from continuing operations before income taxes	(78,528)	(49,674)	(57,259)	(53,147)	(101,876)
Benefit of (provision for) income taxes	1,158	(1,019)	762	(336)	(1,020)
Loss from continuing operations	(77,370)	(50,693)	(56,497)	(53,483)	(102,896)
Loss from discontinued operations	(7,705)	(21,570)	(1,345)	(1,335)	(2,043)
Net loss	(85,075)	(72,263)	(57,842)	(54,818)	(104,939)
Net loss attributable to the noncontrolling interest	231	354	883	943	188
Net loss attributable to Emeritus Corporation common shareholders	$(84,844)	$(71,909)	$(56,959)	$(53,875)	$(104,751)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.73)	$(1.14)	$(1.39)	$(1.34)	$(2.63)
Discontinued operations	(0.17)	(0.49)	(0.03)	(0.03)	(0.05)
	$(1.90)	$(1.63)	$(1.42)	$(1.37)	$(2.68)

Weighted average number of common shares outstanding:
Basic and diluted	44,680	44,312	39,974	39,183	39,075

(1) Total operating revenues and total operating expenses were revised to include the reimbursement of costs incurred on behalf of managed communities.
See Note 1 of Notes to Consolidated Financial Statements.
	December 31,
	2012	2011	2010	2009	2008
Consolidated Operating Data:
Communities Emeritus Corporation owns or leases	461	328	306	266	262
Number of units	40,988	29,905	28,277	24,055	23,719

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$59,795	$43,670	$110,124	$46,070	$27,254
Working capital deficit	(73,699)	(100,079)	(17,728)	(7,482)	(15,209)
Total assets	4,660,750	2,810,328	2,613,792	2,089,940	2,095,193
Long-term debt, less current portion	1,558,936	1,528,710	1,305,757	1,375,088	1,355,149
Capital lease and financing obligations, less current portion	2,384,857	619,088	629,797	165,372	180,684
Total Emeritus Corporation shareholders’ equity	211,423	279,100	344,345	312,082	359,401

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

Emeritus is the nation’s largest provider of assisted living and Alzheimer’s/memory care services.  As of December 31, 2012, we operated 483 senior living communities in 45 states.

Fiscal 2012 in Review

Emeritus’ results for fiscal 2012 reflect the resiliency of our business model, the needs-driven nature of our primarily assisted living business and the talent and dedication of our employees. Our business has performed well this year despite the slow growth in the economy.  We continued to execute our business strategy, which includes acquisitions, as discussed in detail in Business—Business Strategy, in this Form 10-K.  Our business fundamentals remain consistent, as evidenced by growth in 2012 revenue, revenue per unit, and average occupancy rate in our Same Community Portfolio (as defined below under Same Community Portfolio).

We completed two significant transactions in the fourth quarter of 2012.  We added 138 communities to our Consolidated Portfolio that we had previously managed for the Sunwest JV, and an additional four Sunwest JV communities are expected to be added to our Consolidated Portfolio in early 2013 (when their sale by the Sunwest JV to HCP is expected to close).  This transaction took place approximately three years sooner than we had previously forecasted, due in part to the operational improvements we achieved since we began operating the communities in August 2010.  Following the initial closing of the HCP Transaction, we acquired Nurse On Call, Inc. (“NOC”), the largest provider of Medicare-licensed home healthcare services in Florida.  The NOC acquisition provides us with our own platform for expanding home health services in our senior living communities

In 2012, total operating revenues increased to $1.57 billion from $1.47 billion in 2011 and $1.1 billion in 2010.  Operating income from continuing operations was $97.7 million in 2012 compared to $61.7 million in 2011 and $59.6 million in 2010.  We recorded a net loss attributable to our common shareholders of $84.8 million in 2012 compared to net losses of $71.9 million in 2011 and $57.0 million in 2010.  Positive cash flows generated by operating activities amounted to $116.6 million in 2012 compared to $74.1 million in 2011 and $83.7 million in 2010.

Looking Ahead to 2013

The United States economy remains sluggish and we cannot predict future economic conditions or their impact on our financial condition and results of operations.  However, we continue to believe that the needs-driven nature of our business, potential pent-up demand for and limited supply of new senior housing construction in our sector will support improved operating performance, especially if combined with economic recovery.

For 2013, we expect significant revenue growth driven by our 2012 acquisitions, which will reflect a full year of revenue in 2013, and by continued improvements in our Same Community Portfolio.

As part of our long-term strategy, we intend to continue to selectively pursue acquisitions in certain target markets that will allow us to increase our capacity and improve our operating efficiencies.

Our Portfolios

As of December 31, 2012, our Consolidated Portfolio had a capacity of approximately 47,700 beds in 45 states, and our Operated Portfolio had a capacity of approximately 50,100 beds in 45 states.  The following table shows a three-year comparison of our Consolidated and Operated Portfolios.
	December 31, 2012		December 31, 2011		December 31, 2010
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	192	16,157	187	15,309	165	13,683
Leased	269	24,831	141	14,596	141	14,594
Consolidated Portfolio	461	40,988	328	29,905	306	28,277
Managed	13	1,357	9	933	10	1,034
Managed - Joint Ventures	9	687	141	11,809	163	13,401
Operated Portfolio	483	43,032	478	42,647	479	42,712

(a)
We account for 79 of the 269 leased communities as operating leases, and 190 as capital or financing leases.  We do not include the assets and liabilities of the 79 operating lease communities on our condensed consolidated balance sheets.

(b)	Skilled nursing units are represented in terms of beds.

Our Portfolios as of December 31, 2012 consisted of the following types of service:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,609	3,013	1,093	208	234	16,157
Leased	16,801	3,615	3,137	961	317	24,831
Consolidated Portfolio	28,410	6,628	4,230	1,169	551	40,988
Managed	797	199	246	–	115	1,357
Managed - Joint Ventures	439	101	135	–	12	687
Operated Portfolio	29,646	6,928	4,611	1,169	678	43,032

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
Significant Transactions

During 2012, 2011, and 2010, we entered into a number of transactions that affected our financing arrangements, our capital structure, and the number of communities we own, lease, and manage.  These transactions are summarized below.  Our most significant senior living transaction in recent years affecting the number of communities that we operate was our participation in the Sunwest JV.  During the last half of 2010, the Sunwest JV acquired 144 communities previously operated by Sunwest, which we managed for a fee equal to 5.0% of gross collected revenues.  In the fourth quarter of 2012, the Sunwest JV entered into a purchase and sale agreement with HCP and Emeritus whereby the Sunwest JV agreed to sell 142 of its communities to HCP and HCP agreed to lease 133 of the communities to Emeritus (the “HCP Leased Communities”) and sell nine communities to Emeritus (the “Emeritus Nine Communities”).

As of December 31, 2012, the Sunwest JV had closed on the sale of 138 of the communities, including the Emeritus Nine Communities, and expects to close on the remaining four in 2013, as noted above.

In June 2011, we acquired Blackstone’s ownership interest in 24 communities that we managed on behalf of the Blackstone JV, a previously unconsolidated joint venture in which Emeritus owned 19.0% and Blackstone owned 81.0% of the ownership interests.

For details on significant transactions that affected the comparability of the financial statements included in this Form 10-K, including the purchase of NOC, see Note 4, Acquisitions and Other Significant Transactions.

Transactions affecting our Operated Portfolio for the three years ended December 31, 2012 are summarized in the following table:

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2009				163			103	36

2010 Activity
Cottonbloom Assisted Living	Jan 2010	45	Disposition	–	N/A	N/A	–	(1)
Emeritus at Westwind Gardens	Jan 2010	46	Managed	–	N/A	N/A	(1)	1
National Health Investors, Inc.	Jan 2010	336	Capital lease	–	N/A	N/A	8	–
Emeritus at Eastover	Feb 2010	88	Financing lease	–	N/A	N/A	1	–
Emeritus at Laurelwood	Jun 2010	115	Disposition	–	N/A	N/A	(1)	–
HCP, Inc.	Jun 2010	548	Operating leases	–	N/A	N/A	4	–
Peachtree Village Retirement	Jun 2010	61	Disposition	–	N/A	N/A	–	(1)
Rainbow Assisted Living	Jun 2010	106	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Aug 2010	168	Managed	–	N/A	N/A	–	2
Sunwest Management	Aug 2010	63	Managed (e)	–	N/A	N/A	–	2
Sunwest JV	Aug 2010	10,740	Joint venture	–	N/A	N/A	–	128
Emeritus at Marlton Crossing	Sep 2010	110	Financing lease	–	N/A	N/A	1	–
Sunwest JV	Sep 2010	470	Joint venture	–	N/A	N/A	–	8
Emeritus at Heritage House	Oct 2010	100	Financing lease	–	N/A	N/A	1	–
Emeritus at Westwind Gardens	Oct 2010	46	Disposition	–	N/A	N/A	–	(1)
Columbia Pacific	Oct 2010	100	Disposition	–	N/A	N/A	–	(1)
Emeritus at Altamonte Springs	Nov 2010	118	Disposition	(1)	N/A	N/A	–	–
HCP, Inc.	Nov 2010	3,239	Capital leases	–	N/A	N/A	27	–
Emeritus at Mandarin	Nov 2010	147	Acquisition	1	10,500	12,040	(1)	–
Emeritus at Clearwater	Dec 2010	173	Acquisition	1	11,000	6,440	(1)	–
Emeritus at Chenal Heights	Dec 2010	80	Acquisition	1	11,200	9,520	–	–
Sunwest JV	Dec 2010	163	Joint venture	–	N/A	N/A	–	1
Count as of December 31, 2010				165			141	173

2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (c)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	12,855	10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Managed	–	N/A	N/A		1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (c)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (d)	24	144,130	58,608	–	(24)

Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	Δ in Leased Count	Δ in Managed Count
Emeritus at Fillmore Pond	Jul 2011	101	Acquisition	1	20,935	15,825	–	–
Emeritus at Vista Oaks and
Emeritus at Summer Ridge	Jul 2011	135	Acquisition	2	19,700	14,700	–	–
Emeritus at Lakeland Hills	Aug 2011	170	Disposition	(1)	N/A	N/A	–	–
Emeritus at Long Cove Pointe	Sep 2011	81	Joint venture	–	N/A	N/A	–	1
Emeritus at Bayside Terrace	Oct 2011	154	Disposition					(1)
Colonial Gardens	Oct 2011	47	Disposition					(1)
Emeritus at Pavillion	Dec 2011	174	Disposition	(1)	N/A	N/A	–	–
Emeritus at Cambria	Dec 2011	79	Disposition	(1)	N/A	N/A		–
Emeritus at Palisades	Dec 2011	158	Disposition	(1)	N/A	N/A		–
Emeritus at Cielo Vista	Dec 2011	66	Disposition	(1)	N/A	N/A		–
Emeritus at Desert Springs	Dec 2011	30	Disposition	(1)	N/A	N/A		–

Count as of December 31, 2011				187			141	150

2012 Activity
Emeritus at Greenwood	Apr 2012	66	Disposition	(1)	N/A	N/A	–	–
Eastwood and Tanglewood Trace	Jul 2012	251	Managed		N/A	N/A		2
Emeritus at Vinings Place	Jul 2012	52	Disposition	(1)	N/A	N/A
Emeritus at Landmark Villa	Aug 2012	97	Disposition		N/A	N/A	(1)
Emeritus at Urbandale	Aug 2012	38	Disposition	(1)	N/A	N/A	–	–
Emeritus at Fulton Villa	Sep 2012	80	Managed	(1)	N/A	N/A		1
Emeritus at Woodland Place	Sep 2012	36	Joint Venture		N/A	N/A	–	1
HCP Transaction	Oct 2012	258	Acquisition (e)	9	62,000	52,000	127	(131)
HCP Transaction - Phase II	Dec 2012	–	Acquisition	–			2	(2)
Emeritus at Kingwood	Dec 2012	93	Managed	–				1
Count as of December 31, 2012				192			269	22

(a)	Purchase price exclusive of closing costs.
(b)	Purchase price and amount financed are not applicable for new lease and management agreements or expansions and dispositions.
(c)	Management of units previously operated by an unrelated third party.
(d)	Represents the purchase of Blackstone's 81% ownership interest in the joint venture. See Note 4, Acquisitions and Other Significant Transactions-Blackstone JV Acquisition.
(e)	Included in the HCP Transaction are five buildings, four leased and one owned, that are operated by unrelated third parties and are included in the consolidated statements.

Results of Operations

Sources of Revenues

As described in Item 1—Business, we generate revenues by providing senior housing and related healthcare services to the senior population.  We are the largest provider of assisted living and memory care services in the United States, with a capacity for approximately 50,100 residents.  Assisted living and memory care units comprise approximately 85.0% of our total Operated Portfolio.

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

We rely primarily on our residents’ ability to pay our charges for senior living services from their own or family resources and expect that we will do so for the foreseeable future.  Private pay residents represent 86.1% of our payor mix.  We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated.  Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases.  Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to slow economic growth, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 13.9% of our community revenues in 2012 compared to 12.8% in 2011 and 11.3% in 2010.  The increase in 2012 is due primarily to the acquisition of NOC in November 2012.  The increase in 2011 is due primarily to the lease acquisition of 27 communities in November 2010 that included 450 skilled nursing units, most of which receive Medicare reimbursement.  The extent to which future changes in Medicare and Medicaid programs affect the revenues from our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.  In 2013, we expect an increase in the percentage of revenue attributable to government reimbursement programs as a result of our NOC acquisition.

There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  The Budget Control Act of 2011 mandated, among other things, that Medicare payments be reduced 2% effective in January 2013 if lawmakers were unable to reach a compromise with respect to deficit reduction.  These cuts cannot be offset through higher co-pays or other charges to patients.  The American Taxpayer Relief Act, effective January 1, 2013, delayed until March 1, 2013 the mandatory sequestration cuts mandated by the Budget Control Act of 2011.  We believe that we can offset Medicare cuts, if any, through targeted expense reductions; however, the reductions would not fully offset the potential revenue decrease.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.

In addition to our monthly management fee, we receive reimbursement for operating expenses of managed communities.  During the second quarter of 2012, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported on a gross rather than net basis, as had been reported in prior periods.  Consequently, such expenses should be reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The prior-period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $217.9 million for 2011 and $121.8 million for 2010.

These revisions were limited to total operating revenues and expenses and had no impact on the Company’s condensed consolidated balance sheets and statements of cash flows, operating income from continuing operations, or net loss.  We do not consider such revisions to be material to any previously issued financial statements.  As a result of the fourth quarter 2012 transactions described above, the number of communities managed for others was reduced significantly as 129 of such managed communities became leased communities and nine became owned communities.  We expect a significant reduction in reimbursed costs incurred on behalf of managed communities in 2013.

Same Community Portfolio

Of the 461 communities included in our Consolidated Portfolio as of December 31, 2012, we include 293 communities in our “Same Community Portfolio.”  Our Same Community Portfolio consists of consolidated communities that we have continuously operated from January 1, 2011 to December 31, 2012 and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.

Selected data from our Same Community Portfolio is as follows:

	Year Ended December 31,
	2012	2011	$Δ	% Δ	(a) (b)
	(in thousands, except percentages)

Community revenue	$1,169,156	$1,149,620	$19,536	1.7%
Community operations expense	(772,571)	(766,159)	(6,412)	(0.8)%
Community operating income	$396,585	$383,461	$13,124	3.4%

Average monthly revenue per occupied unit	$4,159	$4,099	$60	1.5%
Average occupancy rate	87.1%	86.9%		0.2 ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

Revenues from our Same Community Portfolio represented 85.3% of our total community revenue for the year ended December 31, 2012.

Of the $19.5 million increase in same community revenues, $16.8 million was due to improvements in average revenue per occupied unit and $2.7 million was due to improved occupancy.

The $6.4 million increase in community operating expenses from the Same Community Portfolio was primarily due to increases in employee recruiting and training, food and supplies, skilled nursing contracted services, professional liability insurance, and other expenses.  Salaries and benefits decreased 0.3% due primarily to health insurance savings that resulted from our change to a more efficient network.  Salaries and wages on a per-resident-day basis decreased by 0.67%.

For purposes of analyzing our results of operations for 2011 compared to 2010, we define our Same Community Portfolio 2011 as 262 consolidated communities that we continuously operated from January 1, 2010 to December 31, 2011.  Selected data from our Same Community Portfolio 2011 is as follows:

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

Consolidated Results of Operations:  2012 Compared to 2011

Net Loss Attributable to Emeritus Corporation Common Shareholders:

We reported a net loss attributable to Emeritus Corporation common shareholders of $84.8 million for 2012 compared to $71.9 million for 2011.  As discussed below in the section Liquidity and Capital Resources, the Company has incurred significant losses since its inception but has generated positive cash flow from operating activities since 2001.

Operating income from continuing operations increased by $36.0 million to $97.7 million in 2012.  The increase in operating income is primarily the result of net community acquisitions during 2012, the acquisition of NOC in November 2012, improvements in the Same Community Portfolio, and overall expense controls.

The $12.9 million increase in net loss is due primarily to the increase in operating income of $36.0 million being offset by increases in other net nonoperating expenses, which in 2011 included a $42.1 million gain on the acquisition of the 24 Blackstone JV communities.  Interest expense increased by $19.7 million as a result of the June 2011 24-community acquisition and capital lease treatment of the HCP Leased Communities in the fourth quarter of 2012.  Loss from discontinued operations decreased by $13.9 million between the periods.

A summary of activity during 2012 compared to 2011 is as follows:

•	Total operating revenues increased $95.5 million, or 6.5%, to $1.57 billion for 2012 from $1.47 billion for 2011.
•	Operating income from continuing operations increased $36.0 million, or 58.4%, to $97.7 million for 2012.
•	Net loss attributable to Emeritus Corporation common shareholders was $84.8 million for 2012 compared to $71.9 million for 2011.
•	Average occupancy increased to 86.8% for 2012 from 86.3% for 2011.
•	Average rate per occupied unit increased 1.6% to $4,127 for 2012 from $4,063 for 2011.
•	Net cash provided by operating activities was $116.6 million for 2012 compared to $74.1 million for 2011.
•	During 2012, we added 138 new communities to our Consolidated Portfolio and disposed of five.

The details of each of the components of net loss are set forth below.

Total Operating Revenues

	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$1,169,156	$1,149,620	$19,536	1.7%
Acquisitions, dispositions, development and expansion	177,643	86,067	91,576	106.4%
Ancillary services	22,111	580	21,531	N/M
Unallocated community revenue (a)	1,109	(2,602)	3,711	142.6%
Community revenue	1,370,019	1,233,665	136,354	11.1%
Management fees	18,009	21,105	(3,096)	(14.7%)
Reimbursed costs incurred on behalf of managed communities	180,048	217,853	(37,805)	(17.4%)
Total operating revenues	$1,568,076	$1,472,623	$95,453	6.5%

Average monthly revenue per occupied unit	$4,127	$4,063	$64	1.6%
Average occupancy rate	86.8%	86.3%		0.5 ppt

(a) Comprised primarily of deferred move-in fees.

The increase of $19.5 million from the 293 Same Community Portfolio consisted of $16.8 million in improvement in the rates we charge our residents and an increase in occupancy levels of $2.7 million.  As further described in the section Same Community Comparison above, our Same Community Portfolio consists of those consolidated communities that we have continuously operated since January 1, 2011, net of dispositions.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2011 (net of dispositions), increased by $91.6 million, due primarily to the HCP Transaction and our June 1, 2011 acquisition of the 24 Blackstone JV Communities.

Ancillary services represent the revenues generated by NOC, acquired in November 2012, as well as our durable medical equipment subsidiary acquired in October 2011.  The change in unallocated community revenue of $3.7 million resulted primarily from an increase in the recognition of resident move-in fees, which we recognize over the average resident length of stay.

The Sunwest JV, which commenced operations in August 2010, contributed $16.1 million and $18.0 million to management fee revenues in 2012 and 2011, respectively.  The Blackstone JV contributed $1.5 million to management fee revenues in the five-month period ended May 31, 2011.  As described in Note 4, Acquisitions and Other Significant Transactions—HCP Transaction and —2011 Blackstone JV Acquisition, we now consolidate communities that we previously managed for the Sunwest JV and the Blackstone JV and have included them in our Consolidated Portfolio effective on the respective acquisition and lease dates.  In connection with these transactions, our management agreements were terminated.  As of December 31, 2012, we continued to manage six communities for the Sunwest JV.

The decrease in reimbursed costs incurred on behalf of managed communities was due primarily to the aforementioned acquisitions of previously managed communities from the Sunwest JV and the Blackstone JV.

Community Operating Expense
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$772,571	$766,159	$6,412	0.8%
Acquisitions, dispositions, development and expansion	122,099	63,364	58,735	92.7%
Ancillary services	16,653	292	16,361	N/M
Unallocated community expenses	8,312	17,352	(9,040)	(52.1%)
Community operations	$919,635	$847,167	$72,468	8.6%
As a percentage of total operating revenues	58.6%	57.5%		1.1 ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, and licenses.

Community operating expense in our Same Community Portfolio increased by $6.4 million, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011, we implemented an improved labor hours tracking system, which we continued to use in 2012.

Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2011 (net of dispositions), increased by $58.7 million, due primarily to the HCP Transaction and our June 1, 2011 acquisition of the 24 Blackstone JV Communities.

Ancillary services represents the operating expenses incurred by NOC as well as our durable medical equipment subsidiary.

Unallocated community expenses consist primarily of reserve adjustments for workers’ compensation insurance and professional and general liability insurance.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the Company’s ultimate exposure under our self-insurance programs.  During 2012, we recorded $4.5 million in expenses for professional and general self-insurance for changes in estimates of open prior-year claims exposure, while during 2011 we recorded $13.7 million in expenses for professional and general self-insurance for changes in estimates of open prior-year claims exposure, including an unfavorable jury verdict for such items.  These changes in estimates were based on claims experience and actuarial valuation reports.  This contributed $9.2 million to the year-over-year decrease.  Additionally, we recorded expenses of $1.4 million during 2012, as compared to $2.2 million during 2011, for prior-year workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Senior living	93,452	88,620	4,832	5.5%
Ancillary services	2,173	147	2,026	N/M
General and administrative	$95,625	$88,767	$6,858	7.7%
As a percentage of total operating revenues	6.1%	6.0%		0.1 ppt

The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in employee compensation, including noncash stock compensation expense, and professional fees.  Ancillary services represents the general and administrative expenses incurred by NOC as well as our durable medical equipment subsidiary.

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.5% for 2012 compared to 5.3% for 2011.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  We computed these percentages as follows:

	Year Ended December 31,
	2012		2011
	(in thousands, except percentages)
Senior living general and administrative expenses		$93,452		$88,620
Sources of revenue:
Owned and leased	$1,347,908		$1,233,085
Managed	364,615		429,616
Total revenue for all communities in our Operated Portfolio		$1,712,523		$1,662,701

General and administrative expenses as a percent of
all sources of community revenue		5.5%		5.3%
General and administrative expenses less stock-based
compensation as a percent of all sources of community revenue		4.8%		4.8%
Transaction Costs
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$5,510	$9,826	$(4,316)	(43.9%)
As a percentage of total operating revenues	0.4%	0.7%		(0.3) ppt

Transaction costs primarily represent professional fees, due diligence expenses and other out-of-pocket costs related to prospective and certain completed purchases accounted for as business combinations.  Transaction costs in 2012 also include $1.7 million in internal incentive compensation attributable to completing fourth quarter 2012 transactions. Transaction costs in 2011 include $7.8 million in payments for our purchase of rights related to nine communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 8, Related–Party Agreements) and $1.2 million related to the acquisition of the Blackstone JV communities.

Impairment of Long-Lived Assets:

The impairment charge of $2.1 million in 2012 represents the write-down to fair value of two parcels of undeveloped land (see Note 14, Fair Value Disclosures—Impairment of Long-Lived Assets).

Depreciation and Amortization Expense
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$140,629	$122,372	$18,257	14.9%
As a percentage of total operating revenues	9.0%	8.3%		0.7 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $15.2 million and an increase in amortization expense of $3.0 million.  The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio as well as depreciation on improvements to our existing communities.  The increase in amortization expense is primarily the result of resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

Community Lease Expense
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$114,382	$108,627	$5,755	5.3%
Above/below market rent amortization	6,299	7,532	(1,233)	(16.4%)
Deferred straight-line rent amortization	6,080	8,792	(2,712)	(30.8%)
Community leases	$126,761	$124,951	$1,810	1.4%
As a percentage of total operating revenues	8.1%	8.5%		(0.4) ppt

The increase in total community lease expense reflects an increase in cash operating lease expense due to rent escalators, which was substantially offset by deferred straight-line rent amortization.  We leased 79 communities under operating leases as of December 31, 2012 and 80 communities as of December 31, 2011.

Costs Incurred on Behalf of Managed Communities
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$180,048	$217,853	$(37,805)	(17.4%)
As a percentage of total operating revenues	11.5%	14.8%		(3.3) ppt

The decrease in costs incurred on behalf of managed communities was due primarily to the aforementioned acquisitions of previously managed communities from the Sunwest JV and the Blackstone JV.

Interest Income
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$408	$429	$(21)	(4.9%)
As a percentage of total operating revenues	–	–		– ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$176,945	$157,262	$19,683	12.5%
As a percentage of total operating revenues	11.3%	10.7%		0.6 ppt

The increase in interest expense was due primarily to interest on the financing leases acquired in the HCP Transaction as well as a full year’s interest expense on debt incurred in June 2011 to purchase the Blackstone JV communities.

Change in Fair Value of Derivative Financial Instruments
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$(948)	$3,081	$(4,029)	N/M
As a percentage of total operating revenues	(0.1%)	0.2%		(0.3) ppt

The noncash expense in 2012 represents changes in the fair value of our interest rate cap purchased in October 2011.  The amount in 2011 represents noncash income resulting from changes in the fair value of the interest rate cap and an interest rate swap that expired on January 2, 2012.  See Note 6, Derivative Financial Instruments.

Net Equity Earnings or Losses for Unconsolidated Joint Ventures

	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(576)	$(3,081)	$2,505	N/M
As a percentage of total operating revenues	–	(0.2%)		0.2 ppt

The equity losses in 2012 are comprised primarily of equity losses of $364,000 from the Sunwest JV and equity losses of $212,000 from our joint ventures with affiliates of the Wegman family (“Wegman”).  The equity losses in the 2011 period are comprised primarily of equity losses of $3.8 million from the Sunwest JV and equity earnings of $921,000 from the Blackstone JV.  We acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.

In 2012, the Sunwest JV recognized a gain on the sale of communities in connection with the HCP Transaction.  As discussed in Note 4, Acquisitions and Other Significant Transactions—2012 HCP Transaction, Emeritus did not recognize its share of this gain, but rather deferred it as part of the financing lease obligation.

For more information about our joint ventures, including summary operating data, see Note 2. Investments in Unconsolidated Joint Ventures.

Acquisition Gain
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Acquisition gain	$–	$42,110	$(42,110)	N/M
As a percentage of total operating revenues	–	2.9%		(2.9) ppt

The acquisition gain recorded in 2011 resulted from the remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition for further detail.

Other, net
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$1,800	$3,362	$(1,562)	(46.5%)
As a percentage of total operating revenues	0.1%	0.2%		(0.1) ppt

Other, net during 2012 consisted primarily of amortization of deferred gains of $1.0 million and resident late fee finance charges of $612,000.

Other, net during 2011 consisted primarily of a gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $1.1 million and resident late fee finance charges of $583,000.

Income Taxes
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Benefit of (provision for) income taxes	$1,158	$(1,019)	$2,177	213.6%
As a percentage of total operating revenues	0.1%	(0.1%)		0.2 ppt

The 2012 benefit consists of a deferred tax benefit arising from our purchase of NOC and subsequent relief of the deferred tax valuation allowance for certain indefinite-lived assets, offset in part by state income tax expense of $3.0 million resulting from the taxable gain on the sale of our investment in the Sunwest JV in connection with the HCP Transaction.

The remaining expense for 2012 and for 2011 represents estimated state income and franchise tax liabilities.

Loss from Discontinued Operations
	Year Ended December 31,
	2012	2011	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(7,705)	$(21,570)	$13,865	64.3%
As a percentage of total operating revenues	(0.5%)	(1.5%)		1.0 ppt

Loss from discontinued operations in 2012 consisted primarily of losses on four communities sold during the period.

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

A summary of activity during 2011 compared to 2010 is as follows:

•	Total operating revenues increased $343.7 million, or 30.4% to $1.47 billion for 2011 from $1.1 billion for 2010.
•	Operating income from continuing operations increased $2.1 million, or 3.5%, to $61.7 million for 2011.
•	Net loss attributable to Emeritus Corporation common shareholders was $71.9 million for 2011 compared to $57.0 million for 2010.
•	Average occupancy decreased to 86.3% for 2011 from 86.9% for 2010.
•	Average rate per occupied unit increased 6.4% to $4,063 for 2011 from $3,817 for 2010.
•	Net cash provided by operating activities was $74.1 million for 2011 compared to $83.7 million for 2010.
•	During 2011, we added 30 new communities to our Consolidated Portfolio and disposed of eight.

The details of each of the components of net loss are set forth below.

Total Operating Revenues
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio 2011	$928,172	$916,148	$12,024	1.3%
Acquisitions, development and expansion	307,515	82,416	225,099	273.1%
Ancillary services	580	-	580	N/M
Unallocated community revenue	(2,602)	(3,385)	783	23.1%
Community revenue	1,233,665	$995,179	238,486	24.0%
Management fees	21,105	11,886	9,219	77.6%
Reimbursed costs incurred on behalf of managed communities	217,853	121,845	96,008	78.8%
Total operating revenues	$1,472,623	$1,128,910	$343,713	30.4%

Average monthly revenue per occupied unit	$4,063	$3,817	$246	6.4%
Average occupancy rate	86.3%	86.9%		(0.6) ppt

Revenues from communities not in our Same Community Portfolio 2011 increased by $225.7 million due to acquisitions during 2011 and 2010, including the 24 Blackstone JV communities purchased in 2011 and 27 communities acquired under a lease in November 2010.  The change in unallocated community revenue of $783,000 resulted primarily from a decrease in the deferral of revenue for resident move-in fees, which we recognize over the average resident stay.

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

The increase in reimbursed costs incurred on behalf of managed communities was due primarily to the Sunwest JV communities, which we managed beginning in August 2010, offset in part by the aforementioned acquisition of previously managed communities from the Blackstone JV.

Community Operating Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio 2011	$610,309	$593,320	$16,989	2.9%
Acquisitions, development and expansion	219,214	61,912	157,302	254.1%
Ancillary services	292	-	292	N/M
Unallocated community expenses	17,352	6,908	10,444	151.2%
Community operations	$847,167	$662,140	$185,027	27.9%
As a percentage of total operating revenues	57.5%	58.7%		(1.2) ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as resident activities, marketing, housekeeping, food service, payroll and benefits, facility maintenance, utilities, taxes, and licenses.  The increase from 2010 to 2011 is due primarily to a net increase in the number of communities in our Consolidated Portfolio due to acquisitions.  Of the $157.3 million increase in expense due to acquisitions, the largest contributor was an increase in total labor and benefits of $99.4 million as well as increases in other categories required to provide services to residents, including skilled nursing residents.

Community operating expense in our Same Community Portfolio 2011 increased by $17.0 million, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011, we implemented an improved labor hours tracking system.

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

2011, as compared to $3.2 million during 2010, for prior year workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Senior living	88,620	74,480	14,140	19.0%
Ancillary services	147	-	147	N/M
General and administrative	$88,767	$74,480	$14,287	19.2%
As a percentage of total operating revenues	6.0%	6.6%		(0.6) ppt

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

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio decreased to 5.3% for 2011 from 6.0% for 2010, due to the significant acquisition activity during the latter half of 2010, which contributed to an increase in our total operating revenues in excess of corresponding increases in administrative infrastructure expenses.  The increase in our revenue base reflects the Sunwest JV management contracts and other acquisitions, as well as revenue increases from our Same Community Portfolio.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.  For example, in the first half of 2011 we eliminated certain processes and related positions that were deemed to duplicate or be less efficient than similar processes performed elsewhere within the organization.  We computed these percentages as follows:

	Year Ended December 31,
	2011		2010
	(in thousands, except percentages)
Senior living general and administrative expenses		$88,620		$74,480
Sources of revenue:
Owned and leased	$1,233,085		$995,179
Managed	429,616		243,787
Total revenue for all communities in our Operated Portfolio		$1,662,701		$1,238,966

General and administrative expenses as a percent of
all sources of community revenue		5.3%		6.0%
General and administrative expenses less stock-based
compensation as a percent of all sources of community revenue		4.8%		5.5%

Transaction Costs
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$9,826	$1,842	$7,984	N/M
As a percentage of total operating revenues	0.7%	0.2%		0.5 ppt

Transaction costs primarily represent professional fees, due diligence expenses and other out-of-pocket costs related to pending and completed community purchases accounted for as business combinations, which we expensed during 2011.  Transaction costs in 2011 include $7.8 million in payments for our purchase of rights related to nine communities included in the cash flow sharing agreement we entered into with Mr. Baty (see Note 8, Related–Party Agreements) and $1.2 million related to the acquisition of the Blackstone JV communities.  The remaining costs in both periods primarily represent professional and consulting fees incurred related to community purchases and other acquisition activity.

Depreciation and Amortization Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$122,372	$86,697	$35,675	41.1%
As a percentage of total operating revenues	8.3%	7.7%		0.6 ppt

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

Community Lease Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$108,627	$99,020	$9,607	9.7%
Above/below market rent amortization	7,532	8,635	(1,103)	(12.8%)
Deferred straight-line rent amortization	8,792	14,635	(5,843)	(39.9%)
Community leases	$124,951	$122,290	$2,661	2.2%
As a percentage of total operating revenues	8.5%	10.8%		(2.3) ppt

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

Costs Incurred on Behalf of Managed Communities
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$217,853	$121,845	$96,008	78.8%
As a percentage of total operating revenues	14.8%	10.8%		4.0 ppt

The increase in costs incurred on behalf of managed communities was due primarily to the Sunwest JV communities, which we managed beginning in August 2010, offset in part by the aforementioned acquisition of previously managed communities from the Blackstone JV.

Interest Income
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Interest income	$429	$494	$(65)	(13.2%)
As a percentage of total operating revenues	–	–		– ppt

We earn interest income on invested cash balances and on restricted deposits.

Interest Expense
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$157,262	$114,952	$42,310	36.8%
As a percentage of total operating revenues	10.7%	10.2%		0.5 ppt

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

The amounts represent noncash income (expense) resulting from changes in the fair value of our interest rate swap (which expired on January 2, 2012) and interest rate cap (purchased in October 2011).  See Note 14, Fair Value Measurements and Note 6, Long-Term Debt.

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

For more information about our joint ventures, including summary operating data, see Note 2. Investments in Unconsolidated Joint Ventures.

Acquisition Gain
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Acquisition gain	$42,110	$–	$42,110	N/M
As a percentage of total operating revenues	2.9%	–		2.9 ppt

The acquisition gain recorded in 2011 resulted from the remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions for further detail.

Other, net
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$3,362	$(1,320)	$4,682	354.7%
As a percentage of total operating revenues	0.2%	(0.1%)		0.3 ppt

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

Loss from Discontinued Operations
	Year Ended December 31,
	2011	2010	$Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(21,570)	$(1,345)	$(20,225)	N/M
As a percentage of total operating revenues	(1.5%)	(0.1%)		(1.4) ppt

Loss from discontinued operations in 2011 represented impairment charges and net losses on the sales of eight communities.  See Note 9, Discontinued Operations and Note 11, Fair Value Disclosures—Impairment of Long-Lived Assets.  Loss from discontinued operations in 2010 consisted primarily of losses on the sales of two communities.  We did not reclassify the revenues and expenses of communities sold in 2011 and 2010 to loss from discontinued operations because we do not believe that the results of operations are material to the consolidated statements of operations.

Liquidity and Capital Resources

At December 31, 2012, we had cash on hand of $59.8 million compared to $43.7 million at December 31, 2011.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $73.7 million and $100.1 million at December 31, 2012 and 2011, respectively.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of December 31, 2012 included a $33.8 million deferred tax asset and, as part of current liabilities, $53.0 million of deferred revenue and unearned rental income.  A $46.8 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $21.6 million in scheduled balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of December 31, 2012.  We intend to refinance, extend, or retire these obligations prior to their maturities.  There can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

Sources and Uses of Cash

We expect to use our cash to invest in our core business as well as other new business opportunities related to our core business, such as the expansion of our ancillary services business.  As discussed above, we expect to refinance or extend our balloon debt payments in 2013; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by conserving its capital expenditures and operating expenses or selling communities or a combination thereof.  Additionally, we expect to receive cash distributions from the wind-down of the Sunwest JV in 2013 totaling approximately $50.0 million, assuming the release in full of all funds held in escrow in connection with the HCP Transaction.  In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $25.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $25.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

We may use our available cash resources for acquisitions and other investments in support of our growth strategy.  Significant acquisitions and/or other new business opportunities will likely require additional outside funding.  We do not plan to pay cash dividends to our common shareholders in the foreseeable future.

Other than normal operating expenses, we expect that cash requirements for 2013 will consist primarily of capital expenditures.  We expect to increase expenditures both to preserve and maintain our communities as well as to reposition or otherwise invest in return-generating projects.  We also expect to invest in systems and technology in the communities and in our overall support infrastructure.

The following is a summary of information from our consolidated statements of cash flows for the three years ended December 31, 2012 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$116,558	$74,102	$83,701
Net cash used in investing activities	(37,561)	(172,660)	(71,602)
Net cash provided by (used in) financing activities	(62,872)	32,104	51,955
Net increase (decrease) in cash and cash equivalents	16,125	(66,454)	64,054
Cash and cash equivalents at the beginning of the year	43,670	110,124	46,070
Cash and cash equivalents at the end of the year	$59,795	$43,670	$110,124

For the years ended December 31, 2012, 2011, and 2010, we reported positive net cash from operating activities in our consolidated statements of cash flows.  Our operating cash flows in 2011 included $7.9 million in contract buyout costs treated as transaction expenses (see Note 8, Related–Party Agreements).

During 2012, we invested cash to acquire NOC and the Emeritus Nine Communities in the aggregate amount of $103.8 million, as well as $37.2 million for the purchase of property and equipment.  The source of cash to purchase NOC and the Emeritus Nine Communities was primarily an $89.7 million initial distribution from the Sunwest JV in connection with the HCP Transaction, as well as cash on hand.  During 2012, we also received cash proceeds of $15.6 million from the sale of communities.

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

We used cash in financing activities during 2012 primarily for the repayment of long-term debt and lease obligations.

We obtained cash from financing activities in 2011 primarily as a result of borrowing $121.0 million during the period to purchase communities, of which $58.6 million was related to the Blackstone JV acquisition, and $177.1 million to refinance existing debt.  We used cash in financing activities in 2011 primarily for principal payments, debt refinancings, and early retirement of long-term debt, as well as principal payments on capital leases.  In addition, we paid $6.7 million to purchase Mr. Baty’s equity interest in certain communities previously owned by our consolidated joint venture (see Note 8), which amount is classified as a distribution to noncontrolling interest.

As of December 31, 2012, the Company had payment obligations for long-term debt and capital and financing leases due in 2013 totaling approximately $75.1 million.  During 2012, we refinanced or extended approximately $37.4 million of long-term debt obligations.

Payment Commitments

The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	Principal Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,608,317	$49,381	$229,068	$539,307	$790,561
Capital and financing leases including current portion	2,410,593	25,736	73,656	99,584	2,211,617
Operating leases	884,245	118,091	239,378	233,538	293,238
Liability related to unrecognized tax benefits (b)	348	–	–	–	–
	$4,903,503	$193,208	$542,102	$872,429	$3,295,416

(a)	Includes all payments due within one year. This is different from final balloon payments of principal due in 2013 stated elsewhere in this Form 10-K.
(b)
We have recognized total liabilities related to unrecognized tax benefits of $348,000 as of December 31, 2012.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of these amounts within the next year.

The following table summarizes interest on our contractual obligations at December 31, 2012 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$501,532	$98,728	$175,415	$137,656	$89,733
Capital and financing lease obligations	4,490,755	156,045	319,237	321,396	3,694,077
	$4,992,287	$254,773	$494,652	$459,052	$3,783,810

The amounts above do not include our direct and indirect guarantees of the construction loans payable by two Wegman joint ventures:  Deerfield and Vestal.  Emeritus has a 50% ownership interest in these joint ventures and we account for them as unconsolidated equity method investments.  As of December 31, 2012, the loan balance for Deerfield was $8.3 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.5%.  Emeritus and Wegman have each provided to the lender an unconditional guarantee of payment of this loan.  As of December 31, 2012, the loan balance for Vestal was $6.1 million with a variable interest rate at LIBOR (floor of 1.5%) plus 4.0%.  Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay either of these loans, our share of the obligation would be 50%.

In addition, the amounts above do not include a $50.0 million credit facility that NOC entered into in February 2013.  Interest on this loan will accrue, at NOC’s election, at a base rate plus an applicable spread or a LIBOR rate plus an applicable spread.  As of the date of this report, the interest is currently LIBOR plus 4.75%, with principal reductions of $1.875 million due quarterly.  For further information, see Note 17, Subsequent Events—NOC Credit Facility.

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

As of December 31, 2012, the Company had approximately $1.6 billion of mortgage debt and notes payable outstanding comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 68.9% of our total debt outstanding (excluding vehicle and equipment loans).  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (“SPEs”) and are secured by the assets of each SPE, which consists of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of the SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $389.5 million, or approximately 24.2% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  The Company’s guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $110.7 million provided by real estate investment trusts (“REITs”) to facilitate community acquisitions, or approximately 6.9% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests in community lease agreements between the specific REIT and the Company, and performance under the debt obligations is guaranteed by the Company.  The Company guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the commencement of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of December 31, 2012, we operated 269 communities under long-term lease arrangements, of which 245 were leased from publicly traded REITs.  Of the 269 leased properties, 50 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the commencement of legal proceedings under bankruptcy.  Remedies in these events of default vary but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.

As of December 31, 2012, we were in violation of financial covenants in master lease agreements covering 10 communities.  We obtained a waiver from the lessor through January 1, 2014 and, as such, are currently in compliance.  As required, we will test for compliance again on the next measurement date of March 31, 2013.

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

We believe that our accounting policies regarding revenue recognition, investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision became known.  For a summary of all of our significant accounting policies, see Note 1, Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies.

Revenue Recognition

Approximately 13.9%, 12.8%, and 11.3% of our community revenue in 2012, 2011, and 2010, respectively, were derived from governmental reimbursement programs such as Medicare and Medicaid.  We record billings for services under third-party payor programs net of contractual adjustments as determined by the specific program.  We accrue any retroactive adjustments when assessed, regardless of when the assessment is paid or withheld, even if we have not agreed to or are appealing the assessment.  We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known.

Nearly all of NOC’s revenues are derived from Medicare.  Home health services are reimbursed by Medicare based on episodes of care. Under the Medicare Prospective Payment System (“PPS”), an episode of care is defined as a length of care up to 60 days per patient with multiple continuous episodes allowed.  Billings per episode under PPS vary based on the severity of the patient’s condition and are subject to adjustment, both higher and lower, for changes in the patient’s medical condition and certain other reasons.  At the inception of each episode of care, we submit a request for anticipated payment (“RAP”) to Medicare for 50% or 60% of the estimated PPS reimbursement. We estimate the net PPS revenues to be earned during an episode of care based on the initial RAP billing, historical trends and other known factors.  The net PPS revenues are initially recognized as deferred net service revenues and subsequently amortized as net service revenues ratably over the estimated average length of episode.  At the end of each episode of care, a final billing is submitted to Medicare and any changes between the initial RAP and final billings are recorded as an adjustment to the allowance for contractual adjustments.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates may change in the near term.  The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Investments in Joint Ventures

We have investments in joint ventures with equity interests ranging from 6.0% to 51.0%.  GAAP requires that at the time we enter into a joint venture, we must determine whether the joint venture is a variable interest entity and, if so, whether we are the primary beneficiary and thus required to consolidate the entity.  In performing this analysis, we consider various factors such as the amount of our ownership interest, our voting rights, the extent of our power to direct matters that significantly impact the entity’s activities, and our participating rights.  We must also reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such an increase in the entity’s activities, assets, or equity investments, among other things.

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

As of October 31, 2012 (the date we elected as our annual goodwill impairment test), Emeritus was comprised of a single reporting unit.  We performed our qualitative assessment as of October 31, 2012 and determined that it was not “more likely than not” that the fair value of our reporting unit was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2012.  Subsequently, we determined that effective as of December 31, 2012, Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including NOC; (ii) the 129 communities acquired in the HCP Transaction; and (iii) the legacy Emeritus communities.  For 2012 financial reporting purposes, however, Emeritus is comprised of one reporting segment, which is assisted living and related services.  For purposes of our October 31, 2013 goodwill assessment, we will allocate goodwill to each of the three segments.

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

Leases

We determine whether to account for our leases as operating, capital, or financing leases depending on the underlying terms.  As of December 31, 2012, we operated 269 communities under long-term leases with operating, capital, and financing lease obligations.  The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance.

We are self-insured for professional liability risk with respect to 238 of the 461 communities in our Consolidated Portfolio.  The other 223 communities are insured with conventional indemnity policies.  The liability for self-insured known claims and incurred but not yet reported claims was $25.8 million and $22.2 million at December 31, 2012 and 2011, respectively.  We believe that the range of reasonably possible losses as of December 31, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $24.4 million to $32.4 million.  The high end of the range reflects the potential for high-severity losses.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The liability for known claims and incurred not yet reported claims was $25.0 million and $2.3 million as of December 31, 2012 and 2011, with corresponding estimated amounts receivable from the insurance companies of $18.7 million and $876,000 respectively.  The increase in 2012 is primarily due to the addition of the Sunwest JV communities to our Consolidated Portfolio in the fourth quarter of 2012.

We are self-insured for workers’ compensation risk (except in Texas, Washington, and Ohio) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured known claims and incurred but not yet reported claims was $38.3 million and $26.3 million at December 31, 2012 and 2011, respectively, which is included in accrued employee compensation and benefits in the consolidated balance sheets.  We believe that the range of reasonably possible losses as of December 31, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $36.1 million to $40.6 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs.  The liability for self-insured incurred but not yet reported claims is included in accrued employee compensation and benefits in the consolidated balance sheets and was $10.0 million and $9.5 million at December 31, 2012 and 2011, respectively.  A 10.0% change in the estimated liability at December 31, 2012 would have increased or decreased Operated Portfolio expenses during 2012 by approximately $1.0 million.  We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties, based on their proportionate share of any changes in estimates.  Accordingly, the impact of changes in estimates on our consolidated income from operations would be less sensitive than the difference indicated above.

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

In March 2010, Congress enacted healthcare reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  The ACA did not have a material financial impact on our Company in 2012 or 2011.  Although there are additional expenses that will be incurred in 2013, we do not expect that the ACA will result in a material increase in our operating expenses in 2013.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

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

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term slow-growth economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations or cash flows in the foreseeable future.

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

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months and year ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net loss	$(27,525)	$(27,976)	$(85,075)	$(72,263)
Depreciation and amortization	42,605	32,307	140,629	122,372
Interest income	(105)	(74)	(408)	(429)
Interest expense	60,862	41,418	176,945	157,262
Net equity losses for unconsolidated joint ventures	76	1,829	576	3,081
Income tax (benefit) provision	(2,078)	362	(1,158)	1,019
Loss from discontinued operations	–	3,915	7,705	21,570
Amortization of above/below market rents	1,309	1,754	6,299	7,532
Amortization of deferred gains	(264)	(274)	(1,046)	(1,125)
Stock-based compensation	2,727	1,224	11,046	8,106
Change in fair value of derivative financial
instruments	29	(1,045)	948	(3,081)
Deferred revenue	(620)	316	(1,375)	2,601
Deferred straight-line rent	2,859	1,663	6,080	8,792
Contract buyout costs	–	1,586	–	7,842
Impairment of long-lived assets	–	–	2,135	–
Gain on sale of assets	–	(73)	–	(73)
Gain on sale of investments	–	–	–	(1,569)
Acquisition gain	–	–	–	(42,110)
Acquisition, development, and financing expenses	3,337	(895)	6,109	2,403
Self-insurance reserve adjustments	3,560	4,133	5,996	15,911
Adjusted EBITDA	86,772	60,170	275,406	237,841
Community lease expense, net	29,446	28,321	114,382	108,627
Adjusted EBITDAR	$116,218	$88,491	$389,788	$346,468

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2012	2011	2012	2011
Adjusted EBITDAR	$116,218	$88,491	$389,788	$346,468
Interest income	105	74	408	429
Interest expense	(60,862)	(41,418)	(176,945)	(157,262)
Income tax (benefit) provision	2,078	(362)	1,158	(1,019)
Amortization of loan fees	754	1,003	3,219	3,283
Allowance for doubtful receivables	1,463	2,251	9,346	8,090
Changes in operating assets and liabilities, net	(17,005)	(6,420)	14,735	3,812
Contract buyout costs	–	(1,586)	–	(7,842)
Acquisition, development, and financing expenses	(3,284)	895	(6,015)	(2,403)
Loss on early extinguishment of debt	–	1,770	–	1,770
Self-insurance reserve adjustments	(3,560)	(4,133)	(5,996)	(15,911)
Operating lease expense	(29,446)	(28,321)	(114,382)	(108,627)
Discontinued operations cash component	–	(2,401)	(111)	(2,440)
Other	(524)	506	1,353	5,754
Net cash provided by operating activities	$5,937	$10,349	$116,558	$74,102

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;
•	Contract buyout costs;
•	Repayment of capital lease and financing obligations;
•	Recurring capital expenditures; and
•	Distributions from unconsolidated joint ventures, net.

We define CFFO, as adjusted, as CFFO adjusted for self-insurance reserve adjustments related to prior years, transaction costs, and unusual or noncash income tax items.

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

The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net cash provided by operating activities	$5,937	$10,349	$116,558	$74,102
Changes in operating assets and liabilities, net	17,005	6,420	(14,735)	(3,812)
Contract buyout costs (1)	–	1,586	–	7,842
Repayment of capital lease and financing obligations	(5,432)	(3,793)	(17,882)	(14,249)
Recurring capital expenditures	(9,303)	(3,667)	(23,947)	(17,299)
Distributions from unconsolidated joint ventures (2)	161	55	1,177	1,519
Cash From Facility Operations	8,368	10,950	61,171	48,103
Transaction costs (1)	3,030	(845)	5,510	1,984
Unusual income tax items (3)	3,048	–	3,048	–
Self-insurance reserve adjustments, prior years	3,560	4,133	5,996	15,911
Cash From Facility Operations, as adjusted	$18,006	$14,238	$75,725	$65,998
(1)
Contract buyout costs consist of payments for our purchase of rights related to communities included in a cash flow sharing agreement (see Note 8, Related Party Agreements).  Contract buyout costs are included in transaction costs in the consolidated statements of operations.

(2)	Excludes distributions resulting from the HCP Transaction, the sale of communities and refinancing of debt.
(3)	Consists of state tax expense related to the taxable gain on the HCP Transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

The table below provides information about our debt and capital lease and financing obligations, including weighted average interest rates on these obligations as of December 31, 2012 (in thousands, except interest rates).

	Expected maturity year
	2013	2014	2015	2016	2017	Thereafter	Total	Fair value	Average interest rate
Long-term debt	$49,381	$201,377	$27,691	$263,818	$275,489	$790,561	$1,608,317	$1,663,687	6.15%
Capital lease obligations	25,736	32,814	40,842	46,606	52,978	2,211,617	2,410,593		7.54%

Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At December 31, 2012, we had approximately $306.5 million of variable rate borrowings based on the monthly LIBOR.  Of this total variable rate debt, $55.2 million varies with LIBOR with no LIBOR floors or ceilings.  For every 1.0% change in the LIBOR on this $55.2 million in variable rate debt, interest expense will either increase or decrease by $552,000.  As of December 31, 2012, the weighted average variable rate was 5.84% in excess of LIBOR on $55.2 million of the variable rate debt, and the monthly and 90-day LIBOR was 0.209% and 0.308%, respectively.  In addition, we have variable rate debt of $251.4 million that has LIBOR floors at a weighted average floor of 1.10% and a weighted average spread of 4.10%, for a total weighted average rate of 5.20%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 1.10% weighted average floor.  Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2012.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In October 2011, pursuant to the terms of a credit agreement related to the Blackstone JV Communities, we purchased an interest rate cap for $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.

The downturn in the United States housing market in 2008 triggered a constriction in the availability of credit that continued through 2012.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit.  For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, supplementary data and the Report of Independent Registered Public Accounting Firm are included under Item 15, beginning on page F-1, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2012.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

(b)  Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2012.  KPMG LLP, the independent registered public accounting firm that performed the audit of our consolidated financial statements included with this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2012, which is on page F-3 of this Form 10-K.

We acquired Nurse On Call, Inc. (“NOC”) on November 16, 2012, and management excluded from its assessment of the effectiveness of Emeritus’ internal control over financial reporting as of December 31, 2012.  NOC’s internal control over financial reporting is associated with total assets of $150.2 million and total revenues of $19.5 million included in the consolidated financial statements of Emeritus Corporation and subsidiaries as of and for the year ended December 31, 2012.

(c)  Changes in internal controls   Management has evaluated the effectiveness of our internal controls through December 31, 2012.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the fourth quarter of 2012, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

On February 25, 2013, Nurse On Call, Inc. ("NOC") and its subsidiaries ("NOC Entities") entered into a $50.0 million syndicated credit facility with KeyBank National Association and certain other lenders.  The credit facility consists of a $50.0 million term loan, the proceeds of which were used to pay for the NOC acquisition and for general corporate purposes.  Emeritus Corporation (the "Company"), Emeritus Properties III, Inc., EmeriCare NOC LLC ("EmeriCare NOC") and Home Health Care Holdings, LLC ("Holdings") guaranty the payment and performance of the borrowers under the credit facility.  NOC is a wholly-owned subsidiary of Holdings, which in turn is majority owned by EmeriCare NOC, an indirect, wholly-owned subsidiary of the Company.

The NOC Entities' obligations under the credit facility are secured by substantially all of the personal property of the NOC Entities and Holdings' ownership interest in NOC.

The credit agreement contains usual and customary events of default and affirmative and negative covenants that, among other things, place limitations on the NOC Entities' ability to create or allow to exist liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreement also contains financial covenants of the NOC Entities measured on a consolidated basis that include a debt service coverage ratio, total leverage ratio, minimum net worth requirement and minimum liquidity requirement.  The credit agreement also contains financial covenants of the Company measured on a consolidated basis that include a fixed charge coverage ratio and minimum liquidity requirement.  Interest on the term loan will accrue, at the election of borrower, at a base rate plus an applicable spread or a LIBOR rate plus an applicable spread.  The applicable spreads are based on the NOC Entities' total leverage ratio.  As of the date of this report, the spread to the base rate is 0.375% and the LIBOR rate is 0.475%.  The NOC Entities paid an origination fee of $625,000.  Interest on the term loan is payable monthly.  Principal of the term loan is payable quarterly in equal installments of $1,875,000 each.  The term loan matures in February, 2017.

The foregoing description of the credit agreement and the credit facility is a summary, does not purport to be a complete description of the credit agreement or the credit facility, and is qualified in its entirety by reference to the Term Credit Agreement dated as of February 25, 2013, a copy of which will be filed as an exhibit to the Company's Quarterly Report on Form 10-Q for its quarter ended March 31, 2012.

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

Equity Compensation Plan Information

The following table provides information about Emeritus common stock that may be issued under our existing equity compensation plans and arrangements as of December 31, 2012, including the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated 1995 Stock Incentive Plan (the “1995 Plan”), the Amended and Restated Option Plan for Non-employee Directors (the “Directors Plan”), and the 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  The material terms of each of these plans and arrangements are described in Note 9. Stock Plans, in this Form 10-K.

Number of shares
	Number of shares		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding options,	outstanding options,	plans excluding shares
	warrants and rights	warrants and rights	reflected in column (a)
Plan Category	(a)	(b)	(2) (c)

Equity compensation plans approved by shareholders	4,401,418	$19.46	565,118	(1)

Equity compensation plans not approved by shareholders	–	–	–
Total	4,401,418	$19.46	565,118

(1)	Represents outstanding options to purchase shares under the 2006 Plan and the Directors Plan.

(2)	Represents 209,236 shares available for grant under the 2006 Plan, 134,000 shares available for grant under the Directors Plan and 221,882 shares available for purchase under the 2009 ESP Plan.

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

SIGNATURES

Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 1, 2013.

Emeritus Corporation
               (Registrant)

By:  /s/  Robert C. Bateman
Name:  Robert C. Bateman
Title:    Executive Vice President-Finance,
              and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2013:

/s/ Daniel R. Baty	/s/ Granger Cobb
Daniel R. Baty - Chairman of the board of directors	Granger Cobb - Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Robert C. Bateman	/s/ Raymond R. Brandstrom
Robert C. Bateman - Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	Raymond R. Brandstrom – Vice Chairman of the board of directors

/s/ Stanley L. Baty	/s/ Bruce L Busby
Stanley L. Baty - Director	Bruce L. Busby - Director

/s/ Stuart Koenig	/s/ Robert E. Marks
Stuart Koenig - Director	Robert E. Marks - Director

/s/ James R. Ladd	/s/ Richard Macedonia
James R. Ladd - Director	Richard Macedonia - Director

/s/ H. R. Brereton Barlow
H. R. Brereton Barlow - Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Emeritus Corporation

We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/KPMG LLP
Seattle, Washington
March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emeritus Company:

We have audited Emeritus Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting”.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Emeritus Corporation acquired Nurse On Call, Inc. (“NOC”) on November 16, 2012, and management excluded from its assessment of the effectiveness of Emeritus Corporation’s internal control over financial reporting as of December 31, 2012, NOC’s internal control over financial reporting is associated with total assets of $150.2 million and total revenues of $19.5 million included in the consolidated financial statements of Emeritus Corporation and subsidiaries as of and for the year ended December 31, 2012.  Our audit of internal control over financial reporting of Emeritus Corporation also excluded an evaluation of the internal control over financial reporting of NOC.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

Seattle, Washington

March 1, 2013

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)

ASSETS

	December 31,	December 31,
	2012	2011
Current Assets:
Cash and cash equivalents	$59,795	$43,670
Short-term investments	4,910	3,585
Trade accounts receivable, net of allowance of $7,179 and $2,294	53,138	26,195
Other receivables	38,607	16,117
Tax, insurance, and maintenance escrows	23,813	20,501
Prepaid insurance expense	51,742	36,020
Deferred tax asset	33,781	19,934
Other prepaid expenses and current assets	12,185	8,140
Total current assets	277,971	174,162
Investments in unconsolidated joint ventures	2,513	15,428
Property and equipment, net of accumulated depreciation of $533,710 and $407,952	4,011,884	2,355,425
Restricted deposits	23,226	16,427
Goodwill	186,756	118,725
Other intangible assets, net of accumulated amortization of $47,547 and $48,722	131,971	100,873
Other assets, net	26,429	29,288
Total assets	$4,660,750	$2,810,328

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$49,381	$74,175
Current portion of capital lease and financing obligations	25,736	17,004
Trade accounts payable	14,244	7,959
Accrued employee compensation and benefits	103,398	70,936
Accrued interest	8,467	9,061
Accrued real estate taxes	16,432	11,791
Accrued professional and general liability	50,752	24,525
Other accrued expenses	30,291	19,477
Deferred revenue	22,417	16,348
Unearned rental income	30,552	22,965
Total current liabilities	351,670	274,241
Long-term debt obligations, less current portion	1,558,936	1,528,710
Capital lease and financing obligations, less current portion	2,384,857	619,088
Deferred gain on sale of communities	3,743	4,789
Deferred straight-line rent	63,920	61,481
Other long-term liabilities	72,795	39,283
Total liabilities	4,435,921	2,527,592
Redeemable noncontrolling interest	10,105	–
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 45,814,988 and 44,989,861 shares	5	4
Additional paid-in capital	839,511	822,345
Accumulated deficit	(628,093)	(543,249)
Total Emeritus Corporation shareholders' equity	211,423	279,100
Noncontrolling interest	3,301	3,636
Total shareholders' equity	214,724	282,736
Total liabilities, shareholders' equity, and noncontrolling interest	$4,660,750	$2,810,328

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Community revenue	$1,370,019	$1,233,665	$995,179
Management fees	18,009	21,105	11,886
Reimbursed costs incurred on behalf of managed communities	180,048	217,853	121,845
Total operating revenues	1,568,076	1,472,623	1,128,910

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	919,635	847,167	662,140
General and administrative	95,625	88,767	74,480
Transaction costs	5,510	9,826	1,842
Impairments of long-lived assets	2,135	–	–
Depreciation and amortization	140,629	122,372	86,697
Community leases	126,761	124,951	122,290
Costs incurred on behalf of managed communities	180,048	217,853	121,845
Total operating expenses	1,470,343	1,410,936	1,069,294
Operating income from continuing operations	97,733	61,687	59,616

Other income (expense):
Interest income	408	429	494
Interest expense	(176,945)	(157,262)	(114,952)
Change in fair value of derivative financial instruments	(948)	3,081	(182)
Net equity losses for unconsolidated joint ventures	(576)	(3,081)	(915)
Acquisition gain	–	42,110	–
Other, net	1,800	3,362	(1,320)
Net other expense	(176,261)	(111,361)	(116,875)

Loss from continuing operations before income taxes	(78,528)	(49,674)	(57,259)
Benefit of (provision for) income taxes	1,158	(1,019)	762
Loss from continuing operations	(77,370)	(50,693)	(56,497)
Loss from discontinued operations	(7,705)	(21,570)	(1,345)
Net loss	(85,075)	(72,263)	(57,842)
Net loss attributable to the noncontrolling interest	231	354	883
Net loss attributable to Emeritus Corporation common shareholders	$(84,844)	$(71,909)	$(56,959)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(1.73)	$(1.14)	$(1.39)
Discontinued operations	(0.17)	(0.49)	(0.03)
	$(1.90)	$(1.63)	$(1.42)

Weighted average common shares outstanding: basic and diluted	44,680	44,312	39,974

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(85,075)	$(72,263)	$(57,842)
Other comprehensive income (loss):
Realized gain on sale of investment securities	–	(1,569)	–
Unrealized holding gains on
available-for-sale investment securities	–	97	665
Other comprehensive loss net of tax:	–	(1,472)	665
Comprehensive loss	(85,075)	(73,735)	(57,177)
Comprehensive loss attributable to the noncontrolling interests	231	354	883
Comprehensive loss attributable to Emeritus Corporation
common shareholders	$(84,844)	$(73,381)	$(56,294)

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(85,075)	$(72,263)	$(57,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	140,629	122,372	86,697
Amortization of above/below market rents	6,299	7,532	8,635
Loss on lease termination	–	–	2,419
Amortization of deferred gains	(1,046)	(1,125)	(1,197)
Acquisition gain	–	(42,110)	–
Net loss on sale of assets	527	902	795
Impairment of long-lived assets	8,430	17,947	722
Loss on early extinguishment of debt	866	1,978	–
Gain on sale of investments	–	(1,569)	–
Amortization of loan fees	3,219	3,283	2,964
Allowance for doubtful receivables	9,346	8,090	5,418
Equity investment losses (earnings)	576	3,081	915
Stock-based compensation	11,046	8,106	5,934
Change in fair value of derivative financial instruments	948	(3,081)	182
Deferred straight-line rent	6,080	8,792	14,635
Deferred revenue	(1,375)	2,601	3,372
Other	1,353	5,754	955
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(13,704)	(14,406)	(15,326)
Prepaid expenses	(14,625)	(5,106)	(636)
Other assets	(1,281)	(3,592)	(1,042)
Trade accounts payable	2,149	(793)	1,982
Other accrued expenses and current liabilities	41,878	25,140	27,818
Security deposits and other long-term liabilities	318	2,569	(3,699)
Net cash provided by operating activities	116,558	74,102	83,701
Cash flows from investing activities:
Purchase of property and equipment	(37,212)	(33,340)	(23,593)
Acquisitions, net of cash acquired	(103,784)	(180,228)	(33,015)
Deposits	(409)	525	–
Proceeds from the sale of assets	15,599	40,947	5,262
Lease acquisition costs	(711)	(368)	(1,508)
Advances to affiliates and other managed communities, net	(1,108)	(2,224)	(530)
Distributions from (contributions to) unconsolidated joint ventures, net	90,064	2,028	(18,218)
Net cash used in investing activities	(37,561)	(172,660)	(71,602)
Cash flows from financing activities:
Sale of stock, net	5,331	2,804	82,623
Contribution from (distribution to) non-controlling interest	–	(6,668)	1,228
Decrease (increase) in restricted deposits	(180)	(2,092)	437
Purchase of interest rate cap contract	–	(1,590)	–
Debt issuance and other financing costs	(1,424)	(10,063)	(2,776)
Proceeds from long-term borrowings and financings	21,783	297,991	28,000
Repayment of long-term borrowings and financings	(70,500)	(234,029)	(45,459)
Repayment of capital lease and financing obligations	(17,882)	(14,249)	(12,098)
Net cash provided by (used in) financing activities	(62,872)	32,104	51,955
Net (decrease) increase in cash and cash equivalents	16,125	(66,454)	64,054
Cash and cash equivalents at the beginning of the year	43,670	110,124	46,070
Cash and cash equivalents at the end of the year	$59,795	$43,670	$110,124

See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (In thousands)
	Year Ended December 31,
	2012	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$167,093	$147,017	$111,949
Cash paid during the period for income taxes	4,183	1,211	1,053
Cash received during the period for income tax refunds	284	112	1,977
Non-cash financing and operating activities:
Debt refinanced
Debt refinanced	–	77,668	–
Capital lease and financing obligations	–	391	447,100
Unrealized gain on investment in marketable equity securities	–	97	665
Receivable from exercise of stock options	789	25	–
Adjustments related to sale of leased property:
Decrease in capital lease assets	–	–	(2,756)
Decrease in capital lease obligations	–	–	2,648
Adjustments related to purchase of leased properties:
Deferred rent	–	–	187
Above/(below) market rents	–	–	(2,349)
Discount on security deposits	–	–	58
Sales leaseback transactions:
Increase in property and equipment	–	–	32,811
Increase in intangible assets	–	–	1,389
Financing lease obligation	–	–	(34,200)
HCP transaction:
Increase in property and equipment	$1,748,524	–	–
Assets acquired	33,920	–	–
Financing lease obligation	(1,763,624)	–	–
Long-term debt	(52,268)	–	–
Liabilities assumed	(43,320)	–	–
Cash paid for Emeritus Nine Communities	(901)	–	–
Carrying amount of Emeritus investment	(12,070)	–	–
Distribution from Sunwest JV	$(89,739)	–	–
NOC acquisition:
Fair value of assets acquired	$144,814	–	–
Fair value of liabilities assumed	(31,932)	–	–
Redeemable noncontrolling interest	(10,000)
Cash paid , net of cash acquired	$102,882	–	–
Blackstone JV transaction:
Fair value of assets acquired	–	$317,323	–
Fair value of liabilities assumed	–	(173,193)	–
Cash paid	–	(101,421)	–
Carrying value of Emeritus investment	–	(599)	–
Acquisition gain	–	$42,110	–
Durable medical equipment provider acquisition:
Fair value of assets acquired	–	$1,978	–
Fair value of liabilities assumed	–	(553)	–
Noncontrolling interest	–	(698)	–
Acquisition gain	–	$727	–

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2009	39,274,590	$4	$725,652	$807	$(414,381)	$6,816	$318,898
Issuances of shares under Employee Stock Purchase Plan	43,986	–	633	–	–	–	633
Options exercised	300,242	–	1,650	–	–	–	1,650
Stock-based compensation expense	–	–	5,934	–	–	–	5,934
Stock option income tax benefit	4,575,000	–	80,340	–	–	–	80,340
Noncontrolling interest contribution	–	–	–	–	–	1,228	1,228
Net loss	–	–	–	–	(56,959)	(883)	(57,842)
Unrealized gain on marketable securities	–	–	–	665	–	–	665
Balances as of December 31, 2010	44,193,818	4	814,209	1,472	(471,340)	7,161	351,506
Issuances of shares under Employee Stock Purchase Plan	59,314	–	834	–	–	–	834
Options exercised	301,729	–	2,066	–	–	–	2,066
Restricted stock issued	435,000	–	–	–	–	–	–
Stock-based compensation expense	–	–	8,106	–	–	–	8,106
Contract buyout costs (Note 8)	–	–	(2,799)	–	–	(3,869)	(6,668)
Noncontrolling interest contribution	–	–	–	–	–	698	698
Stock issuance cost	–	–	(71)	–	–	–	(71)
Net loss	–	–	–	–	(71,909)	(354)	(72,263)
Realized gain on sale of investment securities	–	–	–	(1,569)	–	–	(1,569)
Unrealized gain on marketable securities	–	–	–	97	–	–	97
Balances as of December 31, 2011	44,989,861	4	822,345	–	(543,249)	3,636	282,736
Issuances of shares under Employee Stock Purchase Plan	52,730	–	808	–	–	–	808
Options exercised	407,096	1	5,312	–	–	–	5,313
Cancelled shares	(871)	–	–	–	–	–	–
Restricted stock issued	366,172	–	–	–	–	–	–
Stock-based compensation expense	–	–	11,046	–	–	–	11,046
Net loss	–	–	–	–	(84,844)	(335)	(85,179)
Balances as of December 31, 2012	45,814,988	$5	$839,511	$–	$(628,093)	$3,301	$214,724

See accompanying Notes to Consolidated Financial Statements.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Note 1.	Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style senior living communities with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  We also offer a range of outpatient therapy and home health services.  As of December 31, 2012, 2011, and 2010, the Company owned or leased a total of 461, 328, and 306 communities, respectively, which comprise the communities included in the consolidated financial statements.

We also provide management services to independent and related-party owners of senior living communities.  As of December 31, 2012, 2011, and 2010, we managed 22, 150, and 173 communities, respectively (see Note 2).

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

Segment Information

In November 2012, we acquired Nurse On Call, Inc. (“NOC”), a home healthcare provider (see Note 4).  Also in the fourth quarter of 2012, we acquired 129 senior living communities that we had previously managed for an unconsolidated joint venture (the “HCP Transaction”) (see Note 2).

As of December 31, 2012, Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including NOC; (ii) the 129 communities acquired in the HCP Transaction; and (iii) the legacy Emeritus communities.  However, for 2012 financial reporting purposes, Emeritus is comprised of one reporting segment, which is assisted living and related services, because NOC’s revenues, net income, and total assets are less than 10% of those of Emeritus, and the acquired senior living communities meet applicable aggregation criteria and are therefore combined.

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

Revision of Prior Period Financial Statements

We manage certain communities under contracts that provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  During the second quarter of 2012, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  Consequently, such expenses should be reported as costs incurred on behalf of managed communities and included in total operating expense in

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

our consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The prior-period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $217.9 million and $121.8 million for the years ended December 31, 2011 and 2010, respectively.

These revisions were limited to total operating revenues and expenses and had no impact on our consolidated balance sheets and statements of cash flows, operating income from continuing operations, or net loss.  We do not consider such revisions to be material to any previously issued financial statements.

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

Trade Accounts Receivable

The balance of trade accounts receivable, net of an allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash.  The allowance for doubtful accounts was $7.2 million and $2.3 million as of December 31, 2012 and 2011, respectively.  We review the adequacy of our allowance for doubtful accounts on an ongoing basis using historical payment trends, write-off experience, analyses of receivable portfolios by payor source, and aging of receivables, as well as a review of specific accounts.  We record adjustments to the allowance as necessary based upon the results of our review.

The December 31, 2012 balance includes home healthcare receivables attributable to our acquisition of NOC in the fourth quarter of 2012; such receivables consist primarily of services reimbursable under Medicare and are outstanding longer than our historically primarily private-pay senior living services receivables.  In addition, the allowance for doubtful accounts includes Medicare contractual allowances for final amounts to be received for episodic services provided.

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2009	$1,009
Provision for doubtful receivables	5,418
Write-offs and adjustments	(4,930)
Balance at December 31, 2010	1,497
Provision for doubtful receivables	8,090
Write-offs and adjustments	(7,293)
Balance at December 31, 2011	2,294
NOC acquisition	3,709
Provision for doubtful receivables	9,346
Write-offs and adjustments	(8,170)
Balance at December 31, 2012	$7,179

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation.  We compute depreciation and amortization using the straight-line method over the estimated useful lives of the assets as follows:  buildings and improvements, five to 50 years; furniture, equipment, and vehicles, three to seven years; and capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term.  We expense maintenance and repairs as incurred and capitalize expenditures for refurbishments and improvements that extend the useful life of an asset.

We record construction in progress at cost, which includes the cost of construction and other direct costs attributable to the construction.  We do not record depreciation on construction in progress until such time as the relevant assets are completed and put into use.  Construction in progress at December 31, 2012 and 2011 represents refurbishment projects at existing communities.

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

Investments in Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures, as described in Note 2, that we account for under the equity method of accounting.  In determining the accounting treatment for these investments, we consider various factors such as the amount of our ownership interest, our voting rights and ability to influence decisions, our participating rights, and whether it is a variable interest entity and, if so, whether Emeritus is the primary beneficiary.  Investments of less than 20.0% that are accounted for under the equity method typically relate to investments in joint ventures in which we have more than a minor influence over the entity’s operating and financial policies.  We reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such as an increase in the entity’s activities, assets, or equity investments, among other things.

Other Intangible Assets

In connection with certain acquisitions, the Company acquires various definite and indefinite-lived intangible assets, as described in Note 5.  We amortize these assets over their estimated useful lives or the term of the related contract or lease agreement.

Asset Impairments

Goodwill.  We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values may exceed the estimated implied fair value of the Company’s goodwill.

In 2011, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  This revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing companies with the option of performing a

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

“qualitative” assessment to determine whether a further impairment test is necessary.  As a result, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity-specific factors such as strategies and financial performance when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

As of October 31, 2012 (the date we elected as our annual goodwill impairment test), Emeritus was comprised of a single reporting unit.  We performed our qualitative assessment as of October 31, 2012 and determined that it was not “more likely than not” that the fair value of our reporting unit was less than its applicable carrying value. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2012.  As indicated in Note 1, we subsequently determined that Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including NOC; (ii) the 138 communities acquired in the HCP Transaction; and (iii) the legacy Emeritus communities.  For purposes of our October 31, 2013 assessment, we will allocate goodwill to each of these three reporting units.

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

Insurance Reserves

We use a combination of commercial insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance. Liabilities associated with the risks that are retained by us are not discounted and are estimated, in part, by considering historical claims experience, demographic, exposure and severity factors, and other actuarial assumptions.  If actual losses exceed the estimates, we accrue additional expense at the time of such determination.

For professional liability claims, we are self-insured and we record losses based on actuarial estimates of the total aggregate liability for claims incurred and expected to occur.  We cover losses through a self-insurance pool agreement, which, as of December 31, 2012, included 238 of our 461 consolidated owned and leased communities as well as seven of our managed communities on a unit-of-capacity basis.  We deposit funds with an administrator based in part on a fixed schedule and in part as losses are actually paid.  We record the funds held by the administrator as a prepaid asset, which as of December 31, 2012 and 2011 was $1.3 million and $1.1 million, respectively.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs.  We accrue health insurance liabilities based upon our historical experience of claims incurred.

Emeritus maintains workers’ compensation insurance coverage through a high deductible, collateralized insurance policy.  We record the cash collateral paid under the plan as a prepaid asset and reduce the prepaid balance as claims are paid from the account by the third-party administrator.  As of December 31, 2012 and 2011, the prepaid asset was $40.2 million and $27.1 million, respectively.  Premiums and the collateral requirement are adjusted annually based on an audit by the insurer.  Claims and expenses incurred under the collateralized policy are shared among the participants through a self-insurance pooling agreement, which includes the managed communities, unless such communities are located in Ohio, North Dakota, Texas, Washington, or Wyoming.

For work-related injuries in Texas, we provide benefits through a qualified state-sponsored plan.  We pay claim expenses as incurred and we accrue estimated losses each month based on actual payroll results.  An insurance policy is in place to cover liability losses in excess of a deductible amount.  In Ohio, North Dakota, Washington and Wyoming, we participate in the specific state plan and pay premiums based on a rate determined by the state.

Income Taxes

We compute income taxes using the asset and liability method.  We record current income taxes based on amounts refundable or payable in the current year.  We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We measure deferred tax assets and liabilities using enacted tax rates that are expected to apply to taxable income in the years in which we expect those carryforwards and temporary differences to be recovered or settled.  We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.  We record a valuation allowance to reduce our deferred tax assets to the amount that is “more likely than not” to be realized.  We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance.  However, in the event that we were to determine that it would be “more likely than not” that the Company would realize the benefit of deferred tax assets in the future in excess of their net recorded amounts, adjustments to deferred tax assets would increase net income in the period we made such a determination.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

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

Deferred Gain on Sale of Communities

Deferred gain on sale of communities represents gains on sale-leaseback transactions.  We amortize these deferred gains using the straight-line method over the terms of the associated leases when the Company has no continuing financial involvement in communities that it has sold and leased back.  In cases of sale-leaseback transactions in which the Company has continuing involvement, other than normal leasing activities, we do not record the sale until such involvement terminates.  See Note 4 for further discussion of the deferred gain resulting from the HCP Transaction.

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

Revenue Recognition

Community revenue consists of residents’ rental and services fees and revenue from home healthcare services.  We rent resident units on a month-to-month basis and recognize rent in the month residents occupy their units.  To the extent residents prepay their monthly rent, we record unearned rental income.  We recognize service fees paid by residents for assisted living and other related services in the period we render those services.

We also charge nonrefundable move-in fees at the time residents first occupy their unit.  We defer the revenue for these fees and record them as deferred revenue on the consolidated balance sheets.  We recognize the revenue over the average period of resident occupancy, estimated at an average of 22 months for 2012, 20 months for 2011, and 21 months for 2010.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

We receive management fees from community management contracts, and we recognize the revenue in the month in which we perform the services in accordance with the terms of the management contract.  Fee arrangements under our management agreements vary.  Some arrangements provide for a flat monthly rate, others are based on the number of resident days, and there are those that provide fees ranging from 5.0% to 10.0% of gross operating revenues, which may include mandatory minimum thresholds.  The majority of our management agreements provide for fees of 5.0% of gross revenues.

Costs incurred on behalf of managed communities are comprised entirely of community operating expenses and include items such as employee compensation and benefits, insurance, and costs incurred under national vendor contracts.

Approximately 13.9%, 12.8%, and 11.3% of our community revenues in 2012, 2011, and 2010, respectively, were derived from governmental reimbursement programs such as Medicare and Medicaid.  We record billings for services under third-party payor programs net of contractual adjustments as determined by the specific program.  We accrue any retroactive adjustments when assessed, regardless of when the assessment is paid or withheld, even if we have not agreed to or are appealing the assessment.  We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known.

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

We also grant restricted (unvested) stock to certain key executives.  The fair value of the restricted shares is equal to the market price of Emeritus stock on the grant date.  The shares vest over four years if certain annual performance criteria are met, and the fair value is amortized into compensation expense using the graded vesting method, subject to an assessment of whether it is probable that the performance goal will be achieved.

Discontinued Operations

In considering whether a group of assets disposed of, or to be disposed of, should be presented as a discontinued operation, we determine whether the disposed assets comprise a component of the Company.  That is, we assess if the disposed assets have material historic operations and cash flows that can be clearly distinguished, both operationally and for financial reporting purposes.  We also determine whether the cash flows associated with the disposed assets have been, or will be, significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether we will have any significant continuing involvement in the operations of the disposed assets after the disposal transaction.  If our determinations are affirmative, we aggregate the results of operations of the disposed assets, if material, as well as any gain or loss on the disposal transaction, for presentation separately from the continuing operating results of the Company in the consolidated financial statements.  We did not reclassify the revenues and expenses of communities sold in 2012, 2011 and 2010 to loss from discontinued operations because we do not consider the results of operations to be material to the consolidated statements of operations.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Loss Per Share

We compute basic loss per share based on weighted average shares outstanding and exclude any potential dilution.  We compute diluted net loss per share based on the weighted average number of shares outstanding plus dilutive potential common shares.  Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. As of December 31, 2012, 2011, and 2010, we had outstanding stock options totaling 4.4 million, 4.5 million and 4.0 million, respectively, which were excluded from the computation of loss per share because they were antidilutive.  Performance-based restricted shares, totaling 692,423 shares as of December 31, 2012, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

Recent Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  The standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  We will be required to adopt ASU 2012-02 effective January 1, 2013 and do not expect that it will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This standard eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity.  We can elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements.  The statement(s) need to be presented with equal prominence as the other primary financial statements and prior period statement(s) will be required to be recast to conform to the new presentation.  On December 23, 2011, the FASB issued a final standard to defer the new requirement to present reclassifications of other comprehensive income on the face of the income statement.  Companies are still required to adopt the other requirements contained in ASU 2011-05 for the presentation of comprehensive income.  We adopted ASU 2011-05 beginning with our financial statements for the first quarter of 2012, and it does not have a material impact on our financial statements or related disclosures.  In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  ASU 2013-02 is effective for Emeritus in the first quarter of 2013, and we do not expect that it will have a material impact on our financial statements or related disclosures.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and International Financial Reporting Standards.  ASU 2011-04 was effective for Emeritus beginning in the first quarter of 2012, and it did not have a material impact on our financial statements or related disclosures.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Note 2.	Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2012	2011
Investment in Sunwest JV	$–	$13,034
Investment in China JV	742	663
Investment in Emeritus/Wegman joint ventures	1,771	1,731
Total investments in unconsolidated joint ventures	$2,513	$15,428

Sunwest Joint Venture

The Company holds a 6.0% ownership interest in a joint venture with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”), an entity controlled by Daniel R. Baty, a founder of the Company and the Chairman of our board of directors (“Columbia Pacific”), and certain tenant-in-common investors (the “TICs”) (the “Sunwest JV”).  The Sunwest JV was formed in 2010 to acquire a portfolio of communities (the “Properties”) formerly operated by an Oregon limited liability company that was in bankruptcy.

The Sunwest JV acquired 144 Properties in 2010 for an aggregate unadjusted purchase price of approximately $1.3 billion, and the TICs rolled over their ownership interests into the Sunwest JV.  The consideration included (i) approximately $279.0 million in a combination of cash and TIC membership interests in the Sunwest JV and (ii) the assumption by the Sunwest JV of secured debt of approximately $979.0 million.  We contributed cash of $19.0 million.

We entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5% of gross collected revenues, and we recorded management fee revenues of $16.1 million in 2012, $18.0 million in 2011, and $6.3 million for the period from August 5, 2010 (inception of the Sunwest JV) through December 31, 2010.

As described in detail in Note 4, in the fourth quarter of 2012, we entered into long-term lease agreements for 129 of the Properties in a sale-leaseback arrangement with HCP, Inc. (“HCP”) (the “HCP Agreement”) and expect to add four additional Properties to the master lease in 2013.  As a result of completing the HCP Agreement, our investment in the Sunwest JV was reduced to zero.

As of December 31, 2012, we managed the six remaining Properties owned by the Sunwest JV and we had a receivable of $12.9 million due from the Sunwest JV.

2006 Blackstone Joint Venture

Until June 1, 2011, the Company held a 19.0% interest in a joint venture with an affiliate of Blackstone (the “Blackstone JV”) that acquired a total of 24 properties during 2006 and 2007.  As described in detail in Note 4, on June 1, 2011, we purchased Blackstone’s equity interest in the Blackstone JV.

The total initial capital contribution to the Blackstone JV by its members was approximately $37.7 million, of which the Company paid $7.2 million.  The Blackstone JV made capital distributions to its members in 2011, 2010, and 2009 totaling $5.7 million, $10.5 million, and $11.5 million, respectively, of which Emeritus received 19.0%, or a total of $5.3 million.

Emeritus/Wegman Joint Ventures

Since 2005, we have entered into a number of 50% joint ventures with Wegman family entities (“Wegman”) to develop, construct and operate assisted living and memory care communities (the Wegman JVs).  In 2012, we

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

opened a 36-unit memory care community in Vestal, New York.  In 2011, we opened an 81-unit assisted living and memory care community in Deerfield, Ohio, and in 2007 we opened an 81-unit assisted living and memory care community in Stow, Ohio.  An additional 36-unit memory care community in Troy, New York, is in the development stage.

Under these joint venture agreements, Wegman is responsible for the development and construction of the communities, and Emeritus is the administrative member responsible for day-to-day operations for which we receive a management fee equal to the greater of $5,000 per month or 5.0% of gross operating revenues.  All major decisions regarding the Wegman JVs require the consent of Wegman.  We have made capital contributions to the Wegman JVs since their inception totaling $3.9 million and have received cash distributions totaling $577,000 in 2012 and $1.6 million in 2011.  We earned management fees, combined, of $341,000 in 2012, $202,000 in 2011, and $151,000 in 2010.

China Joint Venture

In 2012, we entered into a consulting agreement with an affiliate of Columbia Pacific under the terms of which we are providing systems, programmatic and operational support in connection with the affiliate’s senior housing investment activities in China.

Condensed combined balance sheets for our unconsolidated joint ventures are as follows (in thousands):
	December 31,
	(unaudited)
	2012	2011
Current assets	$170,258	$81,356
Property and equipment	57,112	1,101,221
Other assets	478	91,250
Total assets	$227,848	$1,273,827

Current liabilities	$53,205	$93,669
Long-term debt	23,561	919,941
Other liabilities	661	37,468
Members’ capital	150,421	222,749
Total liabilities and members’ capital	$227,848	$1,273,827

The Company's share of members’ capital	$2,513	$15,428

Condensed combined statements of operations for our unconsolidated joint ventures are as follows (in thousands):

	Year Ended December 31,
	(unaudited)
	2012	2011	2010
Total revenues	$337,638	$409,276	$221,355
Community operating expenses	249,839	312,010	168,052
Acquisition costs	–	–	14,746
Impairments on long-lived assets	–	19,013	–
Operating income from continuing operations	43,005	5,590	2,525
Net income (loss) (1)	618,396	(57,228)	(29,490)

The Company's share of net income (loss) (1)	$(576)	$(3,081)	$(915)

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

(1)
In 2012, the Sunwest JV recognized a gain on the sale of communities in connection with the HCP Transaction.  As discussed in Note 4, Emeritus did not recognize its share of this gain, but rather deferred it as part of a financing lease obligation.

Note 3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Construction in progress	$10,612	$16,610
Land and improvements	224,259	219,368
Buildings and improvements	4,078,071	2,352,397
Furniture and equipment	153,166	130,802
Vehicles	13,990	9,915
Leasehold improvements	65,496	34,285
Total property and equipment	4,545,594	2,763,377
Less: accumulated depreciation and amortization	533,710	407,952
Net property and equipment	$4,011,884	$2,355,425

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (in thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2012	2011	2012	2011	2012	2011
Land and improvements	$3,812	$3,812	$–	$–	$3,812	$3,812
Buildings and improvements	2,363,048	667,025	(184,025)	(131,727)	2,179,023	535,298
Furniture and equipment	2,843	2,867	(2,522)	(2,126)	321	741
Vehicles	911	952	(819)	(904)	92	48
	$2,370,614	$674,656	$(187,366)	$(134,757)	$2,183,248	$539,899

Depreciation and amortization for capital leases and financing obligations was approximately, $52.7 million, $44.3 million, and $21.4 million, for 2012, 2011, and 2010, respectively.

Note 4.	Acquisitions and Other Significant Transactions

We make acquisitions of certain businesses from time to time that we believe align with our strategic intent with respect to, among other factors, enhancing the overall care of our residents as well as maximizing our revenues, operating income, and cash flows.

2012 HCP Transaction

In October 2012, the Sunwest JV (Note 2) entered into a purchase and sale agreement with HCP, a real estate investment trust (“REIT”), and Emeritus whereby the Sunwest JV agreed to sell 142 of its Properties to HCP, of which HCP then leased 133 communities to Emeritus (the “HCP Leased Communities”) and sold nine Properties to Emeritus (the “Emeritus Nine Communities”).  Emeritus entered into lease agreements with HCP (together, the “HCP Lease”) whereby Emeritus continues to operate the HCP Leased Communities and these communities became, at the date of closing, part of the Company’s consolidated portfolio.  Of the Emeritus Nine Communities,

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

one continues to be managed by an unrelated third party.  The aggregate sales price for the Properties was $1.8 billion.  Consideration for the purchase was primarily a cash payment to the Sunwest JV.

Effective on the October 30, 2012 initial closing date, the Sunwest JV sold 136 Properties to HCP, of which Emeritus purchased the Emeritus Nine Communities from HCP.  The purchase price for the Emeritus Nine Communities was $62.0 million, with $52.0 million financed with a loan from HCP (the “HCP Loan”).  On December 4, 2012, HCP purchased two additional HCP Leased Communities, which became part of the HCP Lease as of that date, and the remaining four are expected to close in early 2013.  The aggregate purchase price of the 129 HCP Leased Communities that closed in 2012 was $1.7 billion.

When final distributions are made by the Sunwest JV, Emeritus expects to receive, in total, cash of approximately $140.0 million, comprised of approximately $45.0 million for the Company’s equity interest in the Sunwest JV and a promote incentive payment of approximately $95.0 million based on the final rate of investment return to the Sunwest JV’s investors.  As of December 31, 2012, Emeritus had received cash distributions of $89.7 million related to the sale; remaining distributions are expected in 2013.

The HCP Lease is comprised of three comparable pools of Properties with initial terms of between 14 and 16 years.  The Company is provided with two options to extend the HCP Lease, which, if exercised, would extend the lease to terms of between 29 and 35 years.  There are no purchase options available to Emeritus.

Aggregate annual rent in the first year of the HCP Lease is approximately $105.5 million.  During the initial term, rent increases annually by the greater of the percentage increase in the CPI or percentages specified in the lease.  Beginning in the sixth year and continuing through the initial term, rent increases by 3.0%, except for certain communities identified as “non-stable.”  For these 34 non-stable communities, in the sixth lease year there is a fair market value reset, whereby the rent increases by the greater of 3.0% or fair market rent, as defined in the HCP Lease, with a cap of 130% of the prior year rent amount.  In the first year of any extended term, there is likewise a fair market value reset, whereby the rent will be equal to the sum of (a) the above formula for year six for stabilized communities and (b) 50% of the positive difference between fair value rent and the increase based on the year-six formula, not to exceed 106% of the prior year rent amount.

Under the terms of the HCP Lease, we are required to make $30.0 million in capital improvements with respect to the HCP Leased Communities, and such expenditures are to be made within the first two years of closing the Transaction.  The capital improvements will not be reimbursed by HCP or added to the lease basis.  These expenditures are in addition to required annual average routine capital expenditures of (initially) $325 per unit.

We are accounting for the HCP Lease as a financing capital lease and our acquisition of the Emeritus Nine Communities as an asset purchase.  Due to our ownership interest in the Sunwest JV, we are accounting for the acquisition of the HCP Leased Communities as a sale and leaseback.  Because we currently expect to exercise all renewal options, we will have substantial continuing involvement in the HCP Leased Communities.  As a result, in accordance with GAAP, we deferred the gain associated with our equity interest in the Sunwest JV and account for it as a portion of the lease financing obligation.  As of December 31, 2012, the deferred gain was $77.1 million, which represents our share of the initial cash proceeds from the sale, including the promote incentive, net of our investment in the Sunwest JV.

2012 Nurse On Call Acquisition

In November 2012, we purchased Nurse On Call, Inc., the largest Medicare-licensed provider of home healthcare services in Florida.  We paid cash of $102.9 million (net of cash acquired) for 91.0% of the equity of NOC’s parent company, and the remaining $10.0 million of equity is owned by certain members of NOC’s management team (the “Minority Members”).  We acquired NOC in order to increase our service offerings to seniors, with the goal of expanding this platform beyond Florida in the future.  In calendar 2012, less than 10% of NOC’s revenues were derived from services provided in a senior living community.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Under the purchase method of accounting, the purchase price was allocated to tangible and intangible assets and liabilities assumed based on their estimated fair values, as follows (in thousands):

Enterprise value	$112,500
Plus:
Closing date cash and working capital	3,195
Adjusted purchase price	115,695
Less:
Rollover equity (noncontrolling interest)	(10,000)
Cash paid by Emeritus	$105,695

Current assets	$27,496
Property and equipment	2,797
Intangible assets:
Trade name	26,300
Medicare licenses	14,800
Distribution relationships	7,200
Non-solicitation agreements	500
Goodwill	68,535
Current liabilities	(13,976)
Deferred tax liability	(17,957)
Redeemable noncontrolling interests	(10,000)
Purchase price	$105,695

We obtained an independent appraisal to assist us in our estimate of the fair value of the assets acquired.  The appraisal used a combination of income, market and cost approach methodologies in determining the fair value of assets acquired, utilizing observable and unobservable inputs into the valuation models (Levels 2 and 3 inputs as described in Note 14).  As of December 31, 2012, these estimates are preliminary and subject to revision.

The fair value of identified intangible assets was estimated using the following methodologies:

Trade Name.  The fair value of the NOC trade name was estimated by applying the income approach using the relief from royalty methodology.  This method assumes that the trade name has value to the extent that their owner is relieved of the obligation to pay royalties for the benefits received from them.  We currently have no plans to rebrand NOC and intend to leverage the NOC brand name during future expansions, and therefore estimate that the trade name has an indefinite remaining useful life.

Medicare Licenses.  As of December 31, 2012, NOC holds Medicare licenses in eight of the total 11 Medicare districts in Florida.  These licenses allow NOC to qualify for Medicare reimbursement for its home health services.  The fair value of the licenses was estimated using the “with and without” methodology of the income approach, whereby an estimate is made of the cash flows associated with the savings due to having the licenses in place and not being required to obtain them.  Because Medicare licenses do not expire while active, we estimate that they have an indefinite remaining useful life.

Distribution Relationships. NOC maintains relationships with numerous referral sources, primarily physicians.  The fair value of these relationships was estimated based on the cost to recreate these relationships over a 12-month build-out period.  We will amortize this asset over its estimated useful life of ten years.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Non-solicitation Agreements.  Under the terms of the NOC purchase agreement, the sellers may not solicit NOC employees for a period of two years.  By preventing the solicitation of employees, NOC is potentially realizing “saved” sales and profits.  The “with and without” methodology of the income approach was used to estimate the fair value of this asset, whereby the cash flows associated with the savings due to having these agreements in place were discounted to present value.  We are amortizing this asset over the two-year non-solicitation period.

Goodwill represents the amount of purchase consideration in excess of fair values assigned to the underlying net assets acquired.  The goodwill resulting from this business combination is largely attributable to the existing NOC workforce and synergies expected to be realized from this acquisition.

In connection with this transaction, we entered into a put/call agreement, whereby the Minority Members have the right to require us to purchase certain of their equity interests, beginning on January 1, 2016 (or earlier upon the occurrence of certain events).  Likewise, we have the right to require any of the Minority Members to sell certain of their equity interests to us, beginning on January 1, 2016 (or earlier, if any of the Minority Members cease to be an employee).  The purchase price will be based on a formula specified in the put/call agreement.  Because the purchase price is based on a formula and not on fair value, under GAAP the $10.0 million of equity held by the Minority Members is classified on the consolidated balance sheet as redeemable noncontrolling interests, which is outside of our permanent equity.

We incurred out-of-pocket costs associated with this transaction totaling approximately $600,000, which are included in transaction costs in the consolidated statement of operations.  NOC contributed revenues of $19.5 million and net income of $1.1 million, respectively, for the period from November 16, 2012 (the closing date) through December 31, 2012.

2012 Dispositions

During 2012, we sold four communities with a total of 236 units and used the net proceeds to retire the related mortgage debt and for general corporate purposes.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

The following table sets forth the effect on our results of operations had the acquisition of NOC and the Blackstone JV Communities occurred as of January 1, 2011, excluding a related $42.1 million gain on acquisition (in thousands, except per share):
	Pro Forma Combined
	(unaudited)
	Year Ended
	December 31,
	2012	2011	2010

Total operating revenues	$1,695,291	$1,653,005	$1,350,244
Operating income from continuing operations	111,932	82,103	81,934
Loss from continuing operations	(65,140)	(73,435)	(43,069)
Net loss attributable to Emeritus Corporation common shareholders	(71,456)	(95,669)	(42,769)

Basic and diluted loss per common share attributable to Emeritus Corporation common shareholders:
Continuing operations	$(1.43)	$(1.67)	$(1.04)
Discontinued operations	(0.17)	(0.49)	(0.03)
	$(1.60)	$(2.16)	$(1.07)

Weighted average common shares outstanding	44,680	44,312	39,974

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between us and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”).  As a result of the completion of the acquisition of the Blackstone JV Communities, each of the Blackstone JV Management Agreements was terminated.  The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues.  We earned management fees of approximately $1.5 million in the nine months ended December 31, 2011.  The Blackstone JV Communities incurred no management fee expense from us subsequent to June 1, 2011, and our management fee revenue and the Blackstone JV management fee expense have been eliminated in the pro forma operating results above.

Other acquisitions in 2011 and 2010, as discussed below, were not material to our condensed consolidated financial statements.  Therefore, we have not disclosed pro forma financial information related to these acquisitions.

2011 Contract Buyout Agreement

In February 2011, we entered into an agreement with Mr. Baty to purchase his rights related to six of 18 communities included in the cash flow sharing agreement (“CFSA”) between Emeritus and Mr. Baty (the “Buyout”).  Mr. Baty was originally granted these rights in exchange for guaranteeing our obligations under a lease agreement.  Three of the six communities in the Buyout were owned by our 50/50 consolidated joint venture with Mr. Baty (the “Batus JV”), and the Buyout also included our purchase of Mr. Baty’s equity interest in these three communities.  We paid to Mr. Baty a total of $10.3 million in cash under the terms of the Buyout, which was based on predetermined formulas in the joint venture agreement and the CFSA.  Of the $10.3 million payment, we recorded $6.2 million to transaction costs and decreased total shareholders’ equity by $4.1 million; this allocation approximated the relative fair value of the two elements in the transaction, which were the CFSA and the equity interest in the 50/50 joint venture, respectively.

In November 2011, we exercised our option to buy three additional communities included in the CFSA.  Two of the three communities were owned by the Batus JV, and we purchased Mr. Baty’s equity interest in these communities.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

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

2010 HCP27 Lease

In October 2010, we entered into two leases with affiliates of HCP to lease a total of 27 senior living communities (the “Master Lease Agreements”).  The communities are located in 13 states and consist of approximately 3,240 units, comprised of 2,020 assisted living, 650 memory care, 450 skilled nursing, and 140 independent living units.

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

We are accounting for the Master Lease Agreements as capital leases and therefore recorded capital lease assets and capital lease obligations in the aggregate amount of $409.0 million at the inception of the lease.

2010 HCP Lease

In May 2010, we entered into an agreement with HCP for the lease of four senior living communities (collectively, the “HCP-4 Lease”).  The communities, located in Illinois and Texas, consist of 398 assisted living units and 152 skilled nursing units.

The HCP-4 Lease has an initial term of ten years, commencing on June 1, 2010, with two available extension options of ten years each at our election.  We have the option to purchase the properties upon the expiration of the first extended term.  The purchase option price is calculated at the greater of (i) fair market value, as defined, or (ii) $101.2 million, plus any capital addition costs funded by HCP, increased on each lease anniversary date by the greater of (a) 2.5% or (b) the lesser of the applicable increase in the CPI or 5.0%.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

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

2010 National Health Investors, Inc. Lease

In January 2010, we entered into an agreement to lease eight communities from National Health Investors, Inc.  The communities are comprised of 336 units.  The term of the agreement is 15 years with two five-year renewal options available.  The initial annual base rent is $3.4 million with annual scheduled increases.  We are accounting for these leases as capital leases and therefore recorded a capital lease asset and obligation in the aggregate amount of $37.5 million at the inception of the lease.

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

Goodwill

We recorded goodwill and various other intangible assets in connection with acquisitions accounted for as business combinations (see Note 4).  Additionally, we recorded reductions of goodwill as a result of sales of communities.  The change in the carrying value of goodwill during 2012 and 2011 is set forth below (in thousands):

Balance at December 31, 2010	$75,820
Goodwill acquired during the year	44,196
Goodwill allocated to sales of communities	(1,291)
Balance at December 31, 2011	118,725
Goodwill acquired during the year	68,562
Goodwill allocated to sales of communities	(531)
Balance at December 31, 2012	$186,756

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Other Intangible Assets and Liabilities

Our intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2012 (in thousands):

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
In-place resident contracts	$14,185	$(13,418)	$767
Trade name	26,300	–	26,300
Below market community rents	70,525	(33,297)	37,228
Lease purchase options	44,269	–	44,269
Operating and Medicare licenses	16,361	(519)	15,842
Referral and distribution relationships	7,410	(314)	7,096
Non-solicitation agreements	500	(31)	469
Other intangible assets	$179,550	$(47,579)	$131,971
Above market community rents
(included in other long-term liabilities)	$(13,961)	$6,705	$(7,256)

In connection with our acquisition of NOC, we recorded intangible assets for Medicare licenses, trade name, distribution relationships, and non-solicitation agreements.  We believe that the Medicare licenses and the NOC trade name have indefinite lives, and therefore we are not amortizing these assets but will test them for impairment as required by GAAP.  We are amortizing the distribution relationship and non-solicitation agreement intangibles over their estimated useful lives of ten years and two years, respectively (see Note 4).

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

We acquired above and below market rent, lease purchase option, trademark and operating license intangibles in our acquisition of Summerville Senior Living, Inc. (“Summerville) in September 2007.  The weighted average amortization periods assigned at the merger date were as follows: below market rents, 11 years; above market rents, 11.6 years; and trademarks and operating licenses, 12 years.  The lease purchase options are not currently amortized, but will be added to the cost basis of the related communities when the option is exercised, and will then be

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

depreciated over the estimated useful life of the community.  In 2008, we changed the estimated remaining useful life of trademarks to two years and they became fully amortized during 2010.

Aggregate amortization expense for intangibles, excluding above and below market rents, was $9.9 million for 2012, $6.9 million for 2011, and $2.7 million for 2010.  Above and below market rent amortization, a component of community lease expense in the consolidated statements of operations, was $6.3 million for 2012, $7.5 million for 2011, and $8.6 million for 2010.

Estimated amortization of intangibles is as follows (in thousands):

2013	$6,689
2014	5,694
2015	4,020
2016	4,064
2017	5,865
Thereafter	12,605
Total	$38,937

Note 6.	Long-term Debt

Long-term debt consists of the following (dollars in thousands).  Interest rates are as of December 31, 2012 and 2011.  Mortgage loans are secured by community real estate.

	2012	2011

Agency mortgages payable due 2014 through 2022, weighted average interest rate of 6.13% in 2012 and 6.14% in 2011	$1,107,224	$1,112,621
Other mortgages due 2013 through 2047, weighted average interest rate of 5.4% in 2012 and 5.14% in 2011	389,539	376,108
Notes payable due 2014 through 2018, weighted average interest rate of 8.93% in 2012 and 8.69% in 2011	110,691	113,091
Automobile and equipment loans	863	1,065
Total long-term debt	1,608,317	1,602,885
Less current portion	49,381	74,175
Long-term debt, less current portion	$1,558,936	$1,528,710
Of the outstanding debt at December 31, 2012, we had $1.3 billion of fixed-rate debt with a weighted average interest rate of 6.33% and $306.5 million of variable rate debt with a weighted average interest rate of 5.36%.

Agency mortgages represent loans originated by lending institutions and sold to Freddie Mac or Fannie Mae.  These loans have fixed rates of interest.  Monthly payments of principal and interest are generally based on a 25- or 30-year amortization period with unpaid principal due at maturity, which is generally 10 years from the issuance date.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

lease agreements between the specific REIT and Emeritus.  Interest on these notes increases annually based on fixed schedules.

Long-Term Debt Activity in 2012

New Debt Financing

In October 2012, we borrowed $52.0 million under the HCP Loan in connection with the purchase of the Emeritus Nine Communities purchased from the Sunwest JV (Note 4).  The HCP Loan has a term of four years and is secured by a first mortgage on the properties.  Monthly payments are for interest only at 6.1% for the first year and 6.4%, 6.6% and 6.8% in the succeeding years, respectively.

Debt Refinancings

In November 2012, we entered into an agreement to extend the maturity date on a loan, secured by two communities, from November 2012 to November 2013.  In addition, financial covenants in the loan were modified, the 1.50% LIBOR floor was removed, and we made a principal reduction to the loan of $2.1 million.  As of December 31, 2012, the outstanding principal balance on this loan was $11.0 million.

In November 2012, we refinanced a $4.8 million mortgage loan with HUD financing in the amount of $4.1 million.  Fixed monthly payments include principal and interest at 2.70%.  The loan matures in December 2042, with two 12-month extensions available.

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

Debt Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of our properties.  Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted.  As of December 31, 2012, we were in violation of financial covenants in master lease agreements covering 10 communities.  We obtained a waiver from the lessor through January 1, 2014 and, as such, are currently in compliance.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

NOC Credit Facility

Subsequent to fiscal year end, NOC entered into a new $50.0 million credit facility, which is discussed in more detail in Note 17, Subsequent Events.

Principal maturities of long-term debt at December 31, 2012, are as follows (in thousands):

2013	$49,381
2014	201,377
2015	27,691
2016	263,818
2017	275,489
Thereafter	790,561
Total	$1,608,317

Note 7.	Shareholders’ Equity

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

Mr. Baty is a principal owner of Columbia Pacific, which owns assisted living communities.  We manage six of these communities under various agreements.  One of the agreements provides for a flat monthly rate while the others provide for fees of 5.0% of gross operating revenues.  The agreements have terms ranging from two to five years, with options to renew.  For two of the six communities, we are entitled to distributions upon a sale to a third party or purchase by Emeritus if the communities achieve certain performance criteria.  Management fee revenue earned under these agreements was approximately $778,000, $832,000, and $732,000 in 2012, 2011, and 2010, respectively.

Emeritus and Mr. Baty are parties to a cash flow sharing agreement (see Note 4) related to, as of December 31, 2012, nine assisted living communities (the “CFSA Facilities”) that are included in our consolidated financial statements.  We entered into the CFSA in 2004 in connection with Mr. Baty’s guarantee of our obligations under a lease agreement with Healthcare REIT, Inc. (“HCR”).  Under the terms of the CFSA, Mr. Baty shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  Additionally, we have the right to purchase Mr. Baty’s 50.0% interest in the cash flow of the communities based on a prescribed formula.  Under the CFSA, Emeritus received $364,000 and $132,000 from Mr. Baty for 2012 and 2011, respectively, and Mr. Baty received $1.3 million from Emeritus for 2010, which is included in community operations expense in our consolidated statements of operations.

Emeritus and Mr. Baty each hold a 50.0% ownership interest in the Batus JV, which purchased eight of the CFSA Facilities from HCR in 2008.  The net loss attributable to the noncontrolling interest in our consolidated statements

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

of operations includes Mr. Baty’s share of the Batus JV’s net loss from continuing operations.  We have the option to buy out Mr. Baty’s membership interest in all or part of the Batus JV, for a price equal to the lesser of fair market value or a formula specified in the Batus JV operating agreement but in no event less than the amount of Mr. Baty’s capital contribution.  In February 2011 and November 2011, we exercised our option to purchase Mr. Baty’s rights related to a total of nine of the 18 communities included in the CFSA (the “Buyouts”).  Five of the nine communities in the Buyouts were owned by the Batus JV, and the Buyouts also included our purchase of Mr. Baty’s equity interest in these five communities.  We paid to Mr. Baty a total of $14.5 million in cash under the terms of the Buyouts, of which we recorded $7.8 million to transaction costs and decreased total shareholders’ equity by $6.7 million.  This allocation approximated the relative fair value of the two elements in the transactions, which were the CFSA and the equity interest in Batus JV, respectively.

Note 9.	Stock Plans

2006 Amended and Restated Equity Incentive Plan

Through our 2006 Amended and Restated Equity Incentive Plan (the “2006 Plan”), a total of 3,000,000 shares of Emeritus common stock may be issued to employees, non-employee directors, consultants, advisors, and independent contractors.  The 2006 Plan allows for the granting of various types of awards, including stock options, stock appreciation rights, restricted stock, and other types of stock-based awards.  Stock options generally vest over a three-year or four-year period.  Unless the terms of option grants specifically provide otherwise, any unexercised options expire ten years from the date of the grant.  As of December 31, 2012, 209,236 shares are available for awards under the 2006 Plan.

Amended and Restated Stock Option Plan for Non-employee Directors

The Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) is a nonqualified stock option plan that has been in effect since 1995.  The Directors Plan authorizes the issuance of options to purchase up to 550,000 shares of Emeritus common stock.  Each non-employee director automatically receives an option to purchase 2,500 shares of Emeritus common stock at the time of his or her initial election or appointment to the board of directors.  In addition, each non-employee director automatically receives an option to purchase 7,500 shares of Emeritus common stock immediately following each year’s annual meeting of shareholders.  All options granted under the plan fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant and expire 10 years after the date of grant, with the exception of the option for 2,500 shares granted at the time of a director’s initial election or appointment to the board of directors, which is vested immediately upon grant.  The exercise price for these options is the fair market value of Emeritus common stock on the grant date.  As of December 31, 2012, there were 134,000 shares available for option grants under the Directors Plan.

1995 Stock Incentive Plan

The 1995 Stock Incentive Compensation Plan (the “1995 Plan”) provided for stock options, stock appreciation rights, and stock awards, including restricted stock.  The 1995 Plan expired in September 2005.  We cannot grant any new options under the 1995 Plan, but outstanding options will continue to be exercisable in accordance with their terms.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”) provides eligible employees an opportunity to purchase shares of Emeritus common stock through payroll deductions at a 15.0% discount from the lower of the market price on the first trading day or last trading day of each calendar quarter.  A total of 400,000 shares may be sold under the 2009 ESP Plan.  Shares sold under the 2009 ESP Plan may be drawn from authorized and unissued shares or may be acquired by us on the open market.  As of December 31, 2012, there were 221,882 shares available for purchase under the 2009 ESP Plan.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Stock Options

The following is a summary of stock options outstanding and exercisable under the 2006 Plan, the Directors Plan, and the 1995 Plan as of December 31, 2012:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$2.95	-	$16.00	867,969	7.30	$12.76	504,843	6.13	$10.45
$16.01	-	$17.39	686,675	7.03	$16.54	444,275	6.75	$16.60
$17.40	-	$18.03	850,261	7.85	$18.03	396,211	7.77	$18.03
$18.04	-	$26.02	1,099,013	7.41	$21.21	537,163	5.24	$19.98
$26.03	-	$27.40	897,500	1.67	$27.40	897,500	1.67	$27.40
$2.95	-	$27.40	4,401,418	6.25	$19.46	2,779,992	4.85	$19.83

We recorded stock-based compensation expense based on the fair value of stock awards granted and Emeritus common stock issued under the 2009 ESP Plan of approximately $11.0 million, $8.1 million and $5.9 million during 2012, 2011, and 2010, respectively.
Our closing stock price on December 31, 2012 was $24.72.  The following table summarizes our stock option activity:

	2012			2011			2010
		Weighted	Aggregate		Weighted-	Aggregate		Weighted-	Aggregate
	Shares	Average	Intrinsic		Average	Intrinsic		Average	Intrinsic
	Underlying	Exercise	Value		Exercise	Value		Exercise	Value
	Options	Price	($000)	Shares	Price	($000)	Shares	Price	($000)
Outstanding at beginning of period	4,470,939	$18.52	$6,825	3,954,793	$17.71	$15,130	3,320,976	$16.52	$16,091
Granted	496,500	22.10		957,950	18.02		1,131,200	18.07
Exercised	(407,096)	13.05	3,702	(301,729)	6.85	3,264	(300,242)	5.49	3,353
Forfeited/expired	(158,925)	17.52		(140,075)	17.39		(197,141)	18.45
Outstanding at end of period	4,401,418	19.46	25,568	4,470,939	18.52	6,825	3,954,793	17.71	15,130

Options exercisable	2,779,992	19.83	16,038	2,358,563	19.90	4,289	1,739,553	18.41	7,898

Weighted average grant date fair value		11.77			9.76			9.66

Options exercisable in the money	1,859,992		16,038	795,693		4,289	955,793		7,898
Options exercisable out of the money	920,000		–	1,562,870		–	783,760		–

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

As of December 31, 2012, there was $14.3 million of total unrecognized compensation expense related to unvested stock options.  We expect to recognize that expense through 2016.  At December 31, 2012, the weighted average remaining contractual life was 6.25 years for all stock options outstanding and was 4.85 years for stock options outstanding and exercisable.

We received $6.1 million, $2.9 million and $2.3 million during 2012, 2011, and 2010, respectively, from the exercise of stock options and employee stock purchases.

In estimating the fair value of the Company’s stock options, we group the grantees into two main categories, based on the estimated life of the options, which are our employees and our board of directors.  We estimated the fair value of options granted during 2012, 2011, and 2010 at the date of grant using the following weighted average assumptions:

	For Employees and Key Executives
	Year Ended December 31,
	2012	2011	2010

Expected life from grant date (in years)	5	5	5
Risk-free interest rate	0.6%	0.8% - 2.2%	1.5% - 2.6%
Volatility	63.4%	62.4% - 64.4%	60.0% - 62.4%
Weighted average fair value (per share)	$12.13	$9.58	$9.60

	For Directors
	Year Ended December 31,
	2012	2011	2010

Expected life from grant date (in years)	7	7	7
Risk-free interest rate	1.3%	2.5% - 2.9%	2.1% - 2.7%
Volatility	57.0%	56.0% - 56.5%	56.9% - 57.2%
Weighted average fair value (per share)	$9.11	$12.69	$10.94

We estimated the expected life of the stock options granted using the historical exercise behavior of option holders.  The risk-free rate represents the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  We estimated expected volatility based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  We estimated forfeitures at the time of valuation and reduced compensation expense ratably over the vesting period.  We periodically adjust the forfeiture rate, which represents the estimated percentage of options granted that will not vest, at 2.8% for directors, 4.8% for executives, and 15.2% for other employees as of December 31, 2012.  Our options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.

Restricted Stock

In late December 2012 and 2011, we issued 366,172 and 435,000 shares of restricted stock, respectively, to certain executive officers of the Company.  The weighted average fair value for the 2012 and 2011 grants was $22.94 and $16.17 per share, respectively, which was based on the market price of Emeritus stock on the grant dates.  The shares vest over four years if specified annual Company performance goals are met, and vested shares cannot be forfeited.  After the first year following the grants, shares that do not vest because the performance goals were not met in the initial year may vest in the following three years of the performance period based on cumulative annual results.  As of December 31, 2012, total unrecognized compensation expense related to nonvested restricted stock was approximately $11.8 million.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Employee Stock Purchases

In 2012, 2011, and 2010, we sold 52,730, 59,314 and 43,986 shares to employees under the 2009 ESP Plan at an average price of $15.32, $14.07 and $14.40 per share, respectively.

The following table shows the assumptions used in calculating the compensation expense for shares of Emeritus common stock sold to employees during each year under the 2009 ESP Plan, which incorporates the 15.0% discount and an estimated value assigned to the ability to select the lower of the stock price over a three-month period at the beginning or end of the respective quarter:

	Year Ended December 31,
	2012	2011	2010

Expected life from grant date (in months)	3	3	3
Risk-free interest rate	0.03% - 0.11%	0.02% - 0.18%	0.1% - 0.2%
Volatility	18.03% - 28.03%	14.82% - 31.43%	20.2% - 30.6%

Note 10.	Retirement Plans

We provide a 401(k) retirement savings plan (the “401(k) Plan”) to all employees who meet minimum employment criteria.  The 401(k) Plan allows participants to defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  The 401(k) Plan allows us to make a discretionary match of up to 100.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 8.0% of contributed compensation.  Historically, we have made a discretionary match of contributions in amounts equal to 25.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 6.0% of contributed compensation.  Employees are always 100.0% vested in their own contributions and vest in our contributions over four years.  We estimate that we will contribute to the 401(k) Plan $788,000 for the year ended December 31, 2012, and we made contributions to the 401(k) Plan in the amount of $623,000 and $451,000 for the years ended December 31, 2011 and 2010, respectively.  Such amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

We also provide a nonqualified deferred compensation plan (the “Deferred Plan”) that allows certain management employees, including our executive officers, to defer a portion of their compensation.  Executive officers participating in the Deferred Plan may defer receipt of up to 25.0% of their compensation and receive a mandatory employer contribution of 25.0% of their contributions that is immediately vested.  In addition, there is a discretionary employer contribution of up to an additional 75.0% of their contributions.  Participants other than executive officers may defer receipt of up to 10.0% of their compensation and receive a discretionary employer contribution.

Discretionary employer contributions to the Deferred Plan for both executive officers and other participants become nonforfeitable upon the earlier of: (i) vesting based on three years of service; (ii) the participant reaching normal retirement age or death; or (iii) a change in control of Emeritus.  The discretionary employer contribution must be approved by the Compensation Committee of the board of directors.  We estimate that employer contributions to the Deferred Plan will be $351,000 for the year ended December 31, 2012.  Employer contributions totaled $271,000 and $195,000 for the years ended December 31, 2011 and 2010, respectively.  Deferred Plan assets amounted to $4.9 million and $3.6 million at December 31, 2012 and 2011, respectively, and are stated as short-term investments in the consolidated balance sheets with a corresponding balance in other long-term liabilities.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

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

As of December 31, 2012, we have recorded a liability related to professional and general self-insured claims, including known claims and incurred but not yet reported claims, of $25.8 million.  We believe that the range of reasonably possible losses as of December 31, 2012, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $24.4 million to $32.4 million.  The high end of the range reflects the potential for high-severity losses.

Leases

At December 31, 2012, we leased office space for our executive offices and certain of our regional offices.  We also leased 269 of our communities.  We account for the leases for the executive offices, all regional offices and 79 of the communities as operating leases.  The community leases are triple-net leases in which we pay all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance, in addition to the rent.  These leases expire from 2013 to 2047 and contain various extension options, ranging from one to 15 years.  The lease for our 77,000 square-foot executive office in Seattle, Washington expires in September 2025.

Community lease expense under noncancelable operating leases was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Contractual operating lease expense	$114,382	$108,627	$99,020
Noncash straight-line lease expense	6,080	8,792	14,635
Noncash amortization of above/below market rents	6,299	7,532	8,635
Community lease expense	$126,761	$124,951	$122,290

Minimum future lease payments under noncancelable operating leases consisting of 79 communities at December 31, 2012, are as follows (in thousands):

2013	$118,091
2014	119,766
2015	119,612
2016	119,394
2017	114,144
Thereafter	293,238
Total	$884,245

A few of our operating leases provide for additional lease payments computed as a percentage of revenues of the corresponding community, which are not included in the table above.  Additional community lease expense under these provisions was approximately $500,000, $747,000, and $690,000 for 2012, 2011, and 2010, respectively.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

Minimum future lease payments under noncancelable capital leases and financing obligations, consisting of 190 communities at December 31, 2012, are as follows (in thousands):

2013	$181,781
2014	191,776
2015	201,117
2016	207,481
2017	213,499
Thereafter	5,905,694
Subtotal	6,901,348
Less imputed interest at rates ranging between 3.4% and 10.9%	(4,490,755)
Capital and financing lease obligations	2,410,593
Less current portion	25,736
Capital and financing lease obligations, less current portion	$2,384,857

Community interest expense under noncancelable capital leases and financing obligations was approximately $74.0 million, $53.5 million, and $22.0 million for 2012, 2011, and 2010, respectively.

Guarantee

Emeritus has provided direct and indirect guarantees of the construction loans payable by two Wegman joint ventures; Deerfield and Vestal.  Emeritus has a 50% ownership interest in these joint ventures and we account for them as unconsolidated equity method investments (see Note 4).  As of December 31, 2012, the loan balance for Deerfield was $8.3 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.5%.  Emeritus and Wegman have each provided to the lender an unconditional guarantee of payment of this loan.  As of December 31, 2012, the loan balance for Vestal was $6.1 million with a variable interest rate at LIBOR (floor of 1.5%) plus 4.0%.  Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay either of these loans, our share of the obligation would be 50%.

Note 12.	Income Taxes

Our income tax benefit (provision) is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal	$167	$15	$652
State and local	(3,919)	(1,034)	110
Total current income tax benefit (provision)	(3,752)	(1,019)	762

Deferred - federal	4,141	–	–
Deferred - state and local	769	–	–
Total deferred income taxes	4,910	–	–
Total income tax benefit (provision)	$1,158	$(1,019)	$762

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

The benefit of (provision for) income taxes from continuing operations differs from the expected benefit (provision) computed by applying the U.S. federal statutory rate of 34.0% to loss from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax benefit at statutory rate	$26,621	$16,769	$19,625
State income tax, net of federal	680	1,212	1,761
Other differences	(1,118)	52	2,586
Goodwill	(181)	11,919	(93)
Change in valuation allowance	(24,844)	(30,971)	(23,117)
Total income tax benefit (provision)	$1,158	$(1,019)	$762

As of December 31, 2012, we had $133.3 million of federal net operating losses (“NOLs”) available to offset future taxable income, which expire from 2023 through 2031.

We acquired approximately $130.5 million of federal NOLs from our acquisition of Summerville in September 2007.  As of December 31, 2012, certain of these acquired NOLs are subject to an Internal Revenue Code Section 382 annual limitation in any year utilized.  As of December 31, 2012, we have NOL carryforwards for state tax purposes of approximately $70.6 million.

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Gross deferred tax liabilities:
Intangibles	$(46,608)	$(33,777)
Lease expense	(106,591)	(74,112)
Other temporary differences	–	(70)
Total deferred tax liabilities	(153,199)	(107,959)

Gross deferred tax assets:
Net operating loss carryforwards	18,516	61,543
Fixed assets	10,012	19,339
Deferred gains on sale-leasebacks	1,419	1,806
Unearned rental income and deferred move-in fees	37,979	35,575
Vacation accrual	4,940	4,657
Health insurance accrual	3,796	3,586
Insurance accrual	22,948	19,702
Interest expense	114,944	57,324
Capital leases	54,803	33,357
Other temporary differences	43,409	15,908
Total deferred tax assets	312,766	252,797
Less valuation allowance for deferred tax assets	(172,604)	(144,838)
Deferred tax assets, net	140,162	107,959
Net deferred tax liabilities	$(13,037)	$–

For financial reporting purposes, we have established a valuation allowance due to the uncertainty of the realization of the net deferred tax assets.  The valuation allowance for deferred tax assets increased by approximately $27.8 million for the year ended December 31, 2012.  Of this increase, $24.9 million relates to changes in continuing

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

operations which impact the rate reconciliation and $2.9 million relates to changes from discontinued operations.  When we determine that it is more likely than not that the deferred tax assets are realizable, we will reduce the valuation allowance accordingly.  The $13.0 million net deferred tax liability arises from indefinite-lived intangible assets.

Unrecognized tax benefits, if recognized, would affect our effective tax rate.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2011	$25,889
Net decrease in unrecognized tax benefits	(384)
Balance as of December 31, 2012	$25,505

Unrecognized tax benefits relate to an uncertain tax position that we took in 2008 in amended returns of Summerville, which increased Summerville’s NOLs.  We offset these NOLs in full by the unrecognized tax benefit.  The net decrease in unrecognized tax benefits for 2012 resulted primarily from the resolutions of certain contingencies.  Included in other long-term liabilities in the consolidated balance sheet as of December 31, 2012 is a $348,000 liability for the unrecognized tax benefits related to Summerville.

The tax years that remain open to examination by the taxing authorities are 2009 to 2012.  The NOLs from prior years are subject to adjustment under examination unless utilized in a year in which the statute of limitation has expired.

Note 13.	Discontinued Operations

Net losses from discontinued operations for the three years ended December 31, 2012 represent losses on the sales of communities and related impairment charges and transaction costs (see Note 14).

We sold four communities in 2012, eight communities in 2011, and three communities in 2010.  Revenues and expenses related to any and all of these communities were not material to the consolidated statements of operations.

Note 14.	Fair Value Measurements

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Assets
Investment securities - trading	$4,910	$–	$–	$4,910
Interest rate cap agreement	–	164	–	164

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2011
Assets
Investment securities - trading	$3,585	$–	$–	$3,585
Interest rate cap agreement	–	1,146	–	1,146
Liabilities
Interest rate swap agreement	–	33	–	33

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

We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, and long-term debt.  As of December 31, 2012 and 2011, the fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as prevailing interest rates (Level 2 inputs).  The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	December 31, 2012		December 31, 2011
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,608,317	$1,663,687	$1,602,885	$1,660,451

We estimated the fair value of debt obligations as of December 31, 2012 using discounted cash flows based on our assumed incremental borrowing rate of 8.5% for unsecured borrowings and 5.3% for secured borrowings.  As of December 31, 2011, our assumed incremental borrowing rate was 8.5% for unsecured borrowings and 5.4% for secured borrowings (Level 2 input).

Impairment of Long-Lived Assets

We designate communities as held for sale when it is probable that the properties will be sold.  As a result, we may record impairment losses and carry these assets on our balance sheet at fair value less estimated selling costs.  Such losses are included in discontinued operations in the consolidated statements of operations.  We determine the fair value of the properties based primarily on purchase and sale agreements from prospective purchasers (Level 2 input).  In periods prior to designating the properties as held for sale, when a triggering event occurs, we test these properties for recoverability by applying probability weighting to the estimated undiscounted future cash flows of the communities based on the probability of selling the properties versus continuing to operate them.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

In the third quarter of 2012, we designated one community as held for sale and sold it in September 2012.  As a result, we recorded an impairment loss of $1.9 million.

In the second quarter of 2012, we recorded impairment charges of $4.3 million related to two communities that we classified as held for sale and subsequently sold in the third quarter of 2012.  We determined the fair values based on pending purchase offers, less estimated selling costs (Level 2 input).  The impairment charges are included in loss on discontinued operations in the consolidated statement of operations.

In the first quarter of 2012, we recorded impairment charges of $2.1 million related to two parcels of undeveloped land.  We determined the fair values of the properties based on comparable land sales in the respective local markets (Level 2 input).  The impairment charges are reflected in the consolidated statement of operations as impairments of long-lived assets.

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

In 2010, we recorded impairment losses of $722,000 related to communities and executive houses that were sold or previously held for sale.  Of these losses, $559,000 are included in discontinued operations in the consolidated statements of operations.  We determined the fair value of these properties based on a weighted average of preliminary offers from prospective purchasers and the income capitalization approach (Level 3 input).

Note 15.	Liquidity

As of December 31, 2012, we have a working capital deficit of $73.7 million compared to a working capital deficit of $100.1 million as of December 31, 2011.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit as of December 31, 2012 includes the following noncash items: a $33.8 million deferred tax asset and, as part of current liabilities, $53.0 million of deferred revenue and unearned rental income.  A $46.8 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $21.6 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of December 31, 2012.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations, extending the maturities of such financings to dates in 2013 through 2019.  Balloon payments of principal on long-term debt maturing in the next 12 months are expected to be refinanced or extended.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.  From time to time, we have failed to comply with certain covenants in our financing and lease agreements relating generally to matters such as cash flow, debt, and lease coverage ratios, and certain other performance standards.  In the future, we may be unable to comply with these or other covenants.  If we fail to comply with any of these requirements and are not able to obtain waivers, our lenders could accelerate the repayment of the related indebtedness so that it becomes due and payable prior to its stated due date, and/or the lessors could terminate lease agreements.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

In 2012, 2011, and 2010, we reported net cash provided by operating activities of $116.6 million, $74.1 million, and $83.7 million, respectively, in our consolidated statements of cash flows.  Included as a use of cash in net cash provided by operating activities in 2011 is $7.8 million in contract buyout costs treated as transaction expenses (see Note 8).  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

As discussed above, we expect to refinance or extend our balloon payments due in 2013; however, if we are unable to do so, or if additional principal payments are required in 2013 as a result of covenant violations, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by conserving its capital expenditures and operating expenses or selling communities or a combination thereof.

In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $25.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $25.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

Note 16.	Quarterly Results (Unaudited)

	(In thousands, except per share data)

2012	Q1	Q2	Q3	Q4
Total operating revenue (a) (f)	$374,591	$374,802	$381,120	$437,563
Income from operations (a)	19,901	22,320	24,429	31,083
Other expense	(39,024)	(38,742)	(37,809)	(60,686)
Loss from continuing operations before income taxes	(19,123)	(16,422)	(13,380)	(29,603)
Benefit of (provision for) income taxes (b)	(272)	(324)	(324)	2,078
Income (loss) from discontinued operations (c)	–	(5,007)	(2,698)	–
Net loss	(19,395)	(21,753)	(16,402)	(27,525)
Net loss attributable to the noncontrolling interest	14	34	150	33
Net loss attributable to Emeritus Corporation common shareholders	$(19,381)	$(21,719)	$(16,252)	$(27,492)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.43)	$(0.38)	$(0.30)	$(0.61)
Discontinued operations	–	(0.11)	(0.06)	–
	$(0.43)	$(0.49)	$(0.36)	$(0.61)

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

2011	Q1	Q2	Q3	Q4
Total operating revenue (d) (f)	$358,305	$363,687	$374,257	$376,374
Income from operations (d)	12,105	17,644	14,097	17,841
Other income and expense (e)	(34,502)	5,143	(40,462)	(41,540)
Income (loss) from continuing operations before income taxes	(22,397)	22,787	(26,365)	(23,699)
Provision for income taxes	(281)	(294)	(82)	(362)
Income (loss) from discontinued operations (c)	–	(397)	(17,258)	(3,915)
Net income (loss)	(22,678)	22,096	(43,705)	(27,976)
Net loss attributable to the noncontrolling interest	117	101	97	39
Net income (loss) attributable to Emeritus Corporation common shareholders	$(22,561)	$22,197	$(43,608)	$(27,937)

Basic income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.51)	$0.51	$(0.59)	$(0.54)
Discontinued operations	–	(0.01)	(0.39)	(0.09)
	$(0.51)	$0.50	$(0.98)	$(0.63)

Diluted income (loss) per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.51)	$0.50	$(0.59)	$(0.54)
Discontinued operations	–	(0.01)	(0.39)	(0.09)
	$(0.51)	$0.49	$(0.98)	$(0.63)

Note: The sum of quarterly per share data in any given year may not equal the reported annual per share total.

(a)	Includes the acquisition of NOC and assets acquired from the Sunwest JV in the fourth quarter of 2012 (Note 4)
(b)	Income tax expense in the fourth quarter of 2012 is the result of the taxable gain on the sale of our equity interest in the Sunwest JV.
(c)	Includes impairment losses and losses on the sale of communities.
(d)	Includes the acquisition of 24 Blackstone JV communities in June 2011 (Note 4).
(e)	Includes a $42.1 million gain on the acquisition of the Blackstone JV communities (Note 4).
(f)	Total revenues for the first quarter of 2012 and the four quarters of 2011 have been revised to include reimbursed costs incurred on behalf of managed communities (Note 1).

Note 17.	Subsequent Events

Ventas Lease Modification

As of December 31, 2012, we were not in compliance with certain financial covenants required by our master lease agreement with Ventas.  In February 2013, we received a waiver of these violations through January 1, 2014 in connection with the modification of the master lease, which modifications include a resetting of the lease coverage ratios, the ability to cure up to four lease coverage shortfalls with cash deposits, and an extension of the purchase option period.  In addition, in accordance with a put option provision in the master lease related to two communities, we will purchase one of the communities from Ventas for the option price of $3.9 million.  The difference between the option price and our estimate of the fair value of the community is $2.3 million, which we recorded as additional rent expense as of December 31, 2012.  The other community remains subject to a put option if certain financial covenants are not met, beginning in the first quarter of 2014.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2012, 2011, and 2010

NOC Credit Facility

In February 2013, NOC and its subsidiaries (the “NOC Entities”) entered into a $50.0 million syndicated credit facility with Keybank National Association and certain other lenders.  The credit facility consists of a $50.0 million term loan, the proceeds of which are to be used to finance its expansion and to refinance existing indebtedness of Emeritus, for the NOC acquisition, and other general corporate purposes.

The loan has a four-year term, maturing in February 2017, and the interest accrues, at the election of NOC, at a base rate or LIBOR, plus an applicable spread based on the NOC Entities’ total leverage ratio.  As of the date of this report, the interest rate is equal to LIBOR plus 4.75%.  Principal of the term loan is payable quarterly in equal installments of $1.875 million each.  The NOC Entities paid a loan fee of $625,000.

The credit facility is secured by substantially all of the personal property of the NOC Entities and by NOC’s stock and is cross-collateralized and cross-defaulted with existing Keybank loans to Emeritus.  In addition, Emeritus, affiliates of Emeritus and NOC’s sole shareholder guaranty the payment and performance of the NOC Entities under the credit facility.  The credit agreement underlying the credit facility contains usual and customary events of default and affirmative and negative covenants that, among other things, place limitations on the NOC Entities’ ability to create or allow to exist liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreement also contains financial covenants of the NOC Entities measured on a consolidated basis that include a debt service coverage ratio, total leverage ratio and minimum required levels of liquidity and net worth.  Emeritus, as guarantor, must maintain specified fixed charge coverage ratios on a consolidated basis and, during the first 12 months of the loan, a minimum of $25.0 million of liquidity (reduced to $20.0 million thereafter).

INDEX TO EXHIBITS
Exhibit
Number		Description		Footnote

3.1		Restated Articles of Incorporation of registrant as of September 14, 2009.		(37)
3.2		Amended and Restated Bylaws of registrant.		(37)
10.1	*	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(7)
10.2	*	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through		(41)
		April 2, 2010) (Appendix B).
10.3	*	2009 Employee Stock Purchase Plan (Appendix A).		(55)
10.4	*	2006 Amended and Restated Equity Incentive Plan. (Exhibit to Definitive Proxy Statement Appendix A)		(41)
		10.4.1	Form of Option Agreement for grants made pursuant to the 2006 Equity Incentive Plan.	(34)
		10.4.2	Form of 2011 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended	(56)
			and Restated Equity Incentive Plan.
		10.4.3	Form of 2012 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended	(60)
			and Restated Equity Incentive Plan.
10.5	*	Nonqualified Deferred Compensation Plan.		(39)
10.6	*	Noncompetition Agreements between Registrant and Executive Officers.
		10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R.	(1)
			Brandstrom (Exhibit 10.4.2).
		10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant	(5)
			and Raymond R. Brandstrom (Exhibit 10.1.2).
		10.6.5	Noncompetition Agreement dated April 10, 2009 between registrant and Granger Cobb.	(36)
		10.6.6	Noncompetition Agreement dated May 21, 2009 between registrant and Budgie Amparo.	(36)
		10.6.7	Noncompetition Agreement dated November 20, 2009 between registrant and Rob Bateman.	(39)
10.7	*	Executive Separations Agreements.
		10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr. (Exhibit 10.15.1).	(21)
10.8		Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(2)
		10.8.1	Office Lease dated June 29, 2010 between Selig Holdings Company as lessor, and registrant, as lessee.	(46)
10.9	*	Executive Employment Agreements.
		10.9.2	Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr.,	(38)
			effective January 1, 2010.
		10.9.3	First Amendment to Employment Agreement between Emeritus Corporation and Raymond R.	(46)
			Brandstrom Jr., effective June 23, 2010.
		10.9.4	Employment Agreement between Emeritus Corporation and Daniel R. Baty	(49)
			dated January 19, 2011.
		10.9.5	Amended and Restated Employment Agreement, effective as of January 1, 2012, between Emeritus Corporation and its subsidiaries and Granger Cobb.	(26)
10.22		Documents Relating to Merger with Summerville Senior Living, Inc.
		10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its	(22)
			shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1).
		10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant,	(22)
			certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
			(Exhibit 10.1).
		10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its	(22)
			shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2).
		10.22.4	Amendment to Registration Rights Agreement dated March 31, 2010 among registrant, certain	(40)
			of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).
		10.22.5	First Amendment to Amended and Restated Shareholders Agreement effective April 30, 2010	(46)

Exhibit
Number	Description	Footnote

		among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.
10.23	Documents Relating to Debt Financing with Health Care REIT, Inc. & Summerville Senior Living, Inc.
	10.23.1	Promissory Note for Senior Living Properties, LLC dated March 1, 2007 payable to Health	(27)
		Care REIT, Inc.
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living,
	Inc. for 23 communities.
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property	(27)
		Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior
		Living for 10 properties.
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities.	(27)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities.	(27)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities.	(27)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility	(27)
		and capital additions.
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities.	(27)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility.	(27)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities.	(27)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07.	(27)
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities	(27)
		from lease.
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living
	for six communities.
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries	(27)
		of Summerville Senior Living for 3 properties dated 10-2-06.
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens.	(27)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities.	(27)
	10.26.4	Third Amendment to NHP Master Lease dated 10-22-08 by and between Emeritus Corporation and	(29)
		Nationwide Health Properties, Inc
	10.26.5	Fourth Amendment to NHP Master Lease dated 11-01-10 by and among Nationwide Health Properties,	(29)
		Inc., NHP McClain LLC, as Landlord and certain subsidiaries of Summerville Senior Living, as Tenant,
		and Emeritus Corporation as Guarantor
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living
	for four Indiana communities.
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and	(28)
		Summerville Senior Living dated 10-01-04.
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04.	(28)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04.	(28)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06.	(28)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07.	(28)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04.	(28)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06.	(28)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07.	(28)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07.	(28)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04.	(28)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living
	for four California communities.
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry	(28)
		Agam and Pacifica Manor, Inc.
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale,	(28)
		Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam	(28)

Exhibit
Number	Description	Footnote

		and Pacifica Manor, Inc.
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam,	(28)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam	(28)
		and Pacifica Manor, Inc.
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam,	(28)
		Pacifica Manor, Inc and COBBCO Inc.
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC	(28)
	10.28.8	Amended and Restated Lease Agreement dated October 15, 2010 by and between Alhambra Royale,	(48)
		and Summerville at COBBCO Inc.
	10.28.9	Amended and Restated Lease Agreement dated October 15, 2010 by and between Chatsworth Royale	(48)
		and Summerville at COBBCO Inc.
	10.28.10	Amended to Lease and Consent Agreement dated October 15, 2010 by and between Clairemont Royale LP	(48)
		and Summerville at COBBCO Inc.
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living
	for two California communities.
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville	(28)
		at COBBCO for Orange.
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville	(28)
		at COBBCO for Casa Whittier.
10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC
	for two communities.
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for	(27)
		Villa Colima in California.
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for	(27)
		Regency Residence in Florida.
10.32	Documents related to Leases between Casa Glendale Partners and Summerville at COBBCO, Inc.
	for one community.
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services	(27)
		Corporation dated 4-1-91 for Casa Glendale community.
	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor	(27)
		interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services
		Management Corp and Summerville at COBBCO, Inc. dated 6-1-99.
10.33	Documents related to Leases between Sokol Enterprises and Grand Cypress Residential Care Corporation
	for two communities.
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation	(27)
		dated 7-1-96 for Tarzana Place.
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress	(27)
		Residential Care Corporation dated 8-2-96.
10.34	Documents related to Leases between Vintage Investors and Summerville (COBBCO)
	for one community
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for	(27)
		Villa del Rey Community.
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term	(27)
10.35	Documents related to Leases between Mission/Felson Partners, LP and Summerville (COBBCO)
	for one community.
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville	(27)
		(COBBCO) dated 7-3-97 for Landmark Villa.
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04.	(27)
10.36	Documents related to Leases between Dale E. Patterson and Summerville (COBBCO)
	for one community.

Exhibit
Number	Description	Footnote

	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO)	(27)
		dated 10-1-97 for Garden Manor.
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07	(27)
	10.36.3	First Amendment to Assisted Living Facility Lease (Garden Manor) dated October 1, 2011 by and between Dale E. Patterson and Cobbco, Inc.	(56)
	10.36.4	Purchase Option Agreement dated October 1, 2011 by and between Emeritus Corporation and Dale E. Patterson.	(56)
10.37	Documents related to Leases between Cox, West, and Fischer and Summerville (COBBCO)
	for one community.
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO)	(27)
		dated 10-1-97 for Villa de Anza.
10.38	Documents related to Leases between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc
	for one community.
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc	(27)
		dated 4-21-98 for Potomac Community.
10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville
	at Harden Ranch for 1 community.
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and	(27)
		Summerville at Harden Ranch dated 3-31-04 for Harden Ranch.
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC,
	Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1
	LLC for 1 community.
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC,	(27)
		Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and
		Summerville 1 LLC dated 9-1-04 for Woodward Community.
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO
	for 1 community.
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and	(27)
		COBBCO for Creekside Lodge.
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities.
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living,	(27)
		LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton
		Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC
		dated 3-31-06.
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at	(27)
		Golden Pond.
	10.42.3	Third Amended and Restated Master Lease Agreement dated July 25, 2008 by Ventas Realty, LP	(34)
		and Ventas Framingham, LLC as landlord and Summerville 3,5,14,15,16,17,SW Assisted Living,
		Summerville at Mentor, Heritage Place, Atherton Court, Barrington Court, Roseville Gardens
		and Golden Pond LLC.
	10.42.4	Lease Combination Agreement and Amendment of Lease dated as of June 29, 2011 by and among Ventas Realty, Limited Partnership and Ventas Fairwood, LLC, as Landlord, and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC as Tenant.	(57)
	10.42.5	Second Amendment to Master Lease dated as of February 24, 2012 by and among Ventas Realty, Limited Partnership and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC.	(57)
10.44	Documents related to Lease between Ventas Fairwood, LLC and Summerville for 1 community.
	10.44.1	Master Lease Agreement by Ventas Fairwood, LLC and Summerville at Fairwood Manor, LLC	(27)
		dated 1-31-05 for Fairwood Manor.

Exhibit
Number	Description	Footnote

10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community.
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated	(27)
		4-14-05 for Whitehall Estates.
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post	(4)
		Partnership (Exhibit 10.3).
	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and	(4)
		Painted Post Partnership (Exhibit 10.4).
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted	(3)
		Post Partners, as operator (Exhibit 10.4.2).
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between	(4)
		registrant and Painted Post Partners (Exhibit 10.1).
10.55	Documents Relating to Leases of with Health Care REIT, Inc. and Loan from Healthcare Realty Trust
	Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health	(8)
		Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant
		(Exhibit 10.53.13).
	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005	(15)
		between Health Care REIT, Inc., and related entities, collectively as landlord, and the
		registrant, as tenant (Exhibit 10.53.23).
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare	(13)
		Realty Trust Incorporated and registrant (Exhibit 10.1).
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal	(13)
		amount of $21,426,000 payable to Healthcare Realty Trust Incorporated (Exhibit 10.2).
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare	(13)
		Realty Trust Incorporated (Exhibit 10.4).
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated,	(13)
		Health Care REIT, Inc. and registrant (Exhibit 10.3).
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and	(9)
		Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as
		trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as
		beneficiary (Exhibit 10.53.16).
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Park Club of Fort Meyers.
	10.55.09	Second Amendment to Amended and Restated Master Lease Agreement dated June 30, 2008	(32)
		between Health Care REIT, Inc and related entities, collectively as landlord and Emeritus
		Corporation, as Tenant.
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc.	(9)
		subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee
		(Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6).
	10.56.10	Master Lease Agreement (Master Lease #3) dated June 10, 2009 by and among Health Care	(39)
		Realty, Inc., and certain of its subsidiaries, and Emeritus Corporation.
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors
	(24 Communities) Dated 2007.
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among	(20)
		registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller,
		and Fretus Investors LLC, as company (Exhibit 10.72.2).
	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability	(20)
		companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender
		(Exhibit 10.72.3).

Exhibit
Number	Description	Footnote

	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of	(20)
		$132 million payable to Capmark Bank (Exhibit 10.72.5).
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008 among 23	(32)
		limited liability companies and limited partnerships, collectively as borrower, and Capmark
		Bank, as lender.
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008 in the	(32)
		principal amount of $16.8 million payable to Capmark Bank.
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated	(32)
		April 25, 2008 among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors
		Chandler LLC. Representative example of 18 communities which in total equal $129 million.
	10.57.10	Multifamily Note dated April 25, 2008 between Fretus Investors Chandler LLC and	(32)
		Capmark Bank. Representative example of 18 communities which in total equal $129 million.
	10.57.11	Second Amendment to Loan Agreement (Amended and Restated) dated December 31, 2008	(35)
		by and among Fretus Investors El Paso LP, as borrower, and Capmark Bank, as lender.
	10.57.12	The First Amendment to Promissory Note (Amended and Restated) of borrower dated	(35)
		December 31, 2008 in the principal amount of $16.8 million payable to Capmark Bank.
	10.57.13	Third Amendment to Loan Agreement effective July 1, 2011 by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
	10.57.14	Second Amendment to Promissory Note dated July 1, 2011 in the amount of $4.35 million by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and		(11)
	ESC –Silverdale,LLC, as lessee (1 Community) (Exhibit 10.76.1).
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities).
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS	(10)
		Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc.,
		as purchaser, relating to the purchase of three assisted living communities (Exhibit 10.77.4).
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $5.31 million.
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April	(32)
		30, 2008 between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate
		Capital Markets, Inc in the principal amount of $14.475 million.
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.31 million	(32)
		between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc.
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $14.475 million	(32)
		between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc.
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.586 million	(32)
		between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc.
	10.59.11	Loan Agreement dated April 25, 2008 by and between Emerikeyt Fairways of Augusta LLC	(32)
		and Keybank National Association for $4,087,500.
		and Keybank National Association for $9,250,000.
	10.59.13	Promissory Note dated April 25, 2008 Emerikeyt Fairways of Augusta LLC payable to	(32)
		Keybank National Association for principal amount of $4,087,500.
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and	(12)
		related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living
		communities (Exhibit 10.83.1).
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty	(12)

Exhibit
Number	Description	Footnote

		in favor of Health Care REIT, Inc. and related entities (Exhibit 10.83.2).
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash	(12)
		flow sharing (Exhibit 10.83.3).
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC,	(14)
		as lessor, and registrant, as lessee, relating to one assisted living community
		(Exhibit 10.83.6).
	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as	(16)
		lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.7).
	10.61.06	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Pavilion at Crossing Point, Orlando FL.
	10.61.07	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus	(25)
		Corporation, Purchase of Springtree, Sunrise, FL.
	10.61.08	Agreement dated February 11, 2011 between Emeritus Corporation, Summerville Senior Living, Inc.,	(50)
		Batus, LLC, and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option).
	10.61.09	Agreement dated November 1, 2011 by and among Emeritus Corporation, Summerville Senior Living, Inc., Batus, LLC and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option)	(56)
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation (4 Communities).
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser,	(17)
		and three entities, as sellers (Exhibits 10.86.1, 10.86.2 and 10.86.3).
	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC,	(19)
		as seller, and ESC-Arbor Place, LLC, as purchaser (Exhibit 10.87.2).
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and	(18)
		General Electric Capital Corporation and other financial institutions, collectively as lender,
		relating to one assisted living community (Exhibit 10.87.1).
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of	(24)
		$8,000,000 payable to General Electric Capital Corporation.
	10.62.07	Second Amendment to Loan Agreement dated December 31, 2008 between ESC Arbor Place,	(35)
		LLC, as borrower, and General Electric Capital Corporation as lender.
10.63	Documents Relating to Joint Venture with Blackstone Group
	10.63.02	Purchase and Sale Agreement dated October 2006 between PITA General Corporation, AHC	(20)
		Tenant, Inc. and related entities, collectively as seller, and BREA Emeritus, LLC, as buyer
	10.63.03	Amended and Restated Credit Agreement dated December 11, 2006 among BREA Emeritus,	(20)
		LLC and related entities, collectively as borrowers, various financial institutions named
		therein, collectively as lenders, and General Electric Capital Corporation and related entities,
		as agents for the financial institutions.
	10.63.05	Purchase and Sale Agreement dated May 4, 2011 between Emeritus Corporation and BREA 806 LLC.	(52)
	10.63.06	Second Amended and Restated Credit Agreement in the amount of $220.0 million dated as of	(53)
		June 1, 2011 among BREA Emeritus LLC and each of its subsidiaries, collectively as borrowers,
		various financial institutions named therein, collectively as lenders, and General Electric Capital
		Corporation as agent.
	10.63.07	Amended and Restated Note dated June 1, 2011 by and among BREA Emeritus LLC and each of its	(53)
		subsidiaries and General Electric Capital Corporation in the amount of $220.0 million.
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc.
	(9 Communities) Dated 2007.
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between	(21)
		Health Care Properties Investors Trust, as seller, and registrant, as buyer (Exhibit 10.14.1).
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number
	Four , LLC (9 Communities) Dated 2007.

Exhibit
Number	Description	Footnote

	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number	(23)
		One thru Number Four , LLC, and Emeritus Corporation.
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement	(27)
		dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage
		Capital, Inc. Agreement represents an example of three communities agreements.
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse,	(27)
		LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of
		three communities agreements.
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement	(27)
		dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc.
		Agreement represents an example of three communities agreements.
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(27)
		August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc.
		represents an example of three communities agreements.
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC,	(27)
		and Red Mortgage Capital, Inc. Agreement represents an example of six communities.
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc.
	(40 Communities) Dated 2007.
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust,	(25)
		Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of
		Florida, LLC, and Emeritus Corporation.
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between	(27)
		HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding
		LP and Emeritus Corporation.
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Boise, ID).
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Cedar Rapids).
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus	(27)
		Corporation as Buyer (Escondido Ca, Puyallup, WA).
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings	(27)
		(EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown,
		Lewiston, & Stockton).
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated	(27)
		August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates).
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between	(27)
		Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates).
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc.
	(3 Communities) Dated 2007.
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise,	(27)
		subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender.
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal	(27)
		amount of $19.6 million payable to General Electric Capital Corporation.
	10.68.03	Amended, Restated and Consolidated Credit Agreement, dated as of January 31, 2011, among	(53)
		Emerimesa, LLC, ESC-Arbor Place, LLC, HC3 Ft. Myers LLC, HC3 Orlando LLC, HC3 Sunrise LLC,
		and General Electric Capital Corporation.
	10.68.04	Promissory Note dated January 31, 2011 by and between Emerimesa, LLC, ESC-Arbor Place, LLC,	(53)
10.70	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP)
	(24 communities) Dated 2008.
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties,	(30)
		Inc. (NHP) and its affiliated signatories and Emeritus Corporation.

Exhibit
Number	Description	Footnote

	10.70.02	First Amendment to Purchase Sale Agreement dated March 25, 2008 by and among Nationwide	(31)
		Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.
	10.70.03	Master Credit Facility Agreement dated April 1, 2008 by and among Borrowers signatory hereto	(31)
		and Capmark Finance, Inc.
	10.70.04	Master Promissory Note dated April 1, 2008 in the principal amount of $241,889,868. payable to	(31)
		Capmark Bank.
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008 in the principal	(31)
		amount of $30 million payable to Nationwide Health Properties, Inc.
	10.70.07	First Amendment to Master Credit Facility Agreement dated December 9, 2011 by and among Emeritus Corporation and 22 LLC subsidiaries, Berkadia Commercial Mortgage LLC and Fannie Mae.	(56)
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc.
	(29 Communities) Dated 2008.
	10.71.01	Asset Purchase Agreement dated June 9,2008 by Emeritus Corporation and Health Care REIT,	(32)
		Inc. together with the affiliates of HCN.
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008 by and between	(32)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement Effective	(32)
		June 30, 2008 between Emeritol Woods at Eddy Pond LLC and KeyCorp Real Estate Capital
		Markets, Inc. a representative example of 18 communities which in total equal $163.2 million.
	10.71.04	Freddie Mac Multifamily Note Effective June 30, 2008, EMERITOL WOODS AT EDDY	(32)
		POND LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL
		MARKETS, INC. a representative example of 18 communities which in total equal $163.2 million.
	10.71.05	Promissory Note Dated June 30, 2008 in the principal amount of $50.0 million payable to	(32)
		Health Care Reit, Inc.
	10.71.06	Second Amendment to the Asset Purchase Agreement dated October 16, 2008 by and between	(34)
		Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.
	10.71.07	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(34)
		Filing Effective October, 2008 by Emeritol Eastman Estates LLC to Rebecca S. Conrad, ESQ
		for the benefit of KeyCorp Real Estate Capital Markets, Inc. a representative example of 5
		communities which in total equal $29 million.
	10.71.08	Freddie Mac Multifamily Note Effective October 16, 2008, Emeritol Eastman Estates LLC	(34)
		promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.a representative example
		of 5 communities which in total equal $29 million.
	10.71.09	Loan Agreement dated October 17, 2008 by and between Emeritol Dowlen Oaks LLC, Saddleridge	(34)
		Lodge LLC, Seville Estates LLC as borrowers and Keybank National Association as Lender
		for $17.595 million.
	10.71.10	Loan Agreement dated October 17, 2008 by and between Emeritol Stonecreek Lodge LLC,	(34)
		Meadowbrook LLC, as borrowers and Keybank National Association as Lender for $9.8 million.
	10.71.11	LLC Agreement of Batus, LLC a Delaware LLC Effective October 15, 2008.	(34)
	10.71.12	Guaranty dated October 17, 2008 given by Emeritus Corporation to and for the Benefit of Keybank	(34)
		for $17.6 million loan.
	10.71.13	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(39)
		Filing Effective November 12, 2009 by Emeritol Saddleridge Lodge LLC to Rebecca S. Conrad,
		ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $6.442 million.
	10.71.14	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Saddleridge Lodge LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $6.442 million.
	10.71.15	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture	(39)
		Filing Effective November 12, 2009 by Emeritol Seville Estates LLC to Rebecca S. Conrad,
		ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $2.158 million.

Exhibit
Number	Description	Footnote

	10.71.16	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Seville Estates LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $2.158 million.
	10.71.17	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, and Security Agreement	(39)
		Effective November 12, 2009 by Emeritol Meadowbrook LLC to Chicago Title Insurance,
		for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $3.731 million.
	10.71.18	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Meadowbrook LLC	(39)
		jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.
		the principal sum $3.731 million.
	10.71.19	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Dowlen Oaks LLC,	(39)
		as borrower, Keybank National Association as Lender, Emeritus Corporation and Daniel R. Baty
		jointly and severally as Guarantor for $6.96 million.
	10.71.20	Amended and Restated Promissory Note of Emeritol Dowlen Oaks LLC dated November 12, 2009	(39)
		Promises to pay Keybank National Association the principal amount of $6.96 million.
	10.71.21	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Stonecreek	(39)
		Lodge LLC as borrower, Keybank National Association as Lender, and Emeritus Corporation
		as Guarantor for the principal amount of $7.2075 million.
	10.71.22	Amended and Restated Promissory Note of Emeritol Stonecreek Lodge LLC dated November 12,	(39)
		2009 promises to pay Keybank National Association the principal amount of $7.2075 million.
	10.71.23	First Amended and Restated Promissory Note Dated July 9, 2010 in the principal amount of $50.0	(46)
		million payable to Health Care Reit, Inc.
	10.71.24	Fannie Mae Multifamily Deed of Trust, Assignment of Rents and Security Agreement and	(47)
		Fixture Filing effective November 1, 2010 between Emeritol Dowlen Oaks LLC and
		KeyCorp Real Estate Capital Markets, Inc.
	10.71.25	Fanny Mae Multifamily Note of Emeritol Dowlen Oaks LLC effective November 1, 2010	(47)
		in the principal amount of $4.475 million payable to KeyCorp Real Estate Capital Markets, Inc.
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP.
	(5 Communities) Dated 2008.
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence.
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Golden Pond Assisted Living.
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Brighton.
	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Lake Mary.
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus	(33)
		Corporation for the property commonly referred to as Summerville at Mentor.
	10.72.06	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture	(34)
		Filing Effective December 19, 2008 by Emerivent Atherton Court Inc to First American Title
		Insurance Company for the benefit of Capmark Bank.
	10.72.07	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(34)
		December 19, 2008 between Emerivent Mentor LLC and Capmark Bank.
	10.72.08	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective	(34)
		December 19, 2008 between Emerivent Lake Mary LLC and Capmark Bank.
	10.72.09	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Atherton Court jointly	(34)
		and severally promises to pay $5.351 million to Capmark Bank.
	10.72.10	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Mentor jointly	(34)
		and severally promises to pay $15.4 million to Capmark Bank.
	10.72.11	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Lake Mary jointly	(34)
		and severally promises to pay $5.17 million to Capmark Bank.

Exhibit
Number	Description	Footnote

	10.72.15	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Bradenton LLC jointly	(51)
		and severally promises to pay $6.2 million to Oak Grove Commercial Mortgage, LLC.
	10.72.16	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Brighton, LLC jointly	(51)
		and severally promises to pay $11.65 million to Oak Grove Commercial Mortgage, LLC.
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP")
	(11 Communities) Dated 2008.
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP	(33)
		(collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.02	First Amendment to Master Lease and Security Agreement dated October 20, 2008 between	(34)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.03	Second Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(34)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.04	Third Amendment to Master Lease and Security Agreement dated November 14, 2008 between	(35)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).
	10.73.06	Fifth Amendment to Master Lease and Security Agreement dated February 15, 2009 between	(42)
		Affiliates of HCP (collectively "HCP") and Emeritus Corporation (12 communities).
10.74	Documents Relating to the Lease of Communities from BV Holding-LTC, Inc.
	(12 Communities) Dated 2008.
	10.74.01	Master Lease agreement dated November 18, 2008 between BV Holding_LTC, Inc.	(34)
		and Emeritus Corporation (2 communities).
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc.
	Dated 2008.
	10.75.01	Second Amendment to Loan Agreement dated March 3, 2008 between with NHP	(35)
		and Emeritus Corporation (2 communities).
	10.75.02	Third Amendment to Loan Agreement dated October 22, 2008 between NHP	(35)
		and Emeritus Corporation.
	10.75.03	Fourth Amendment to Loan Agreement dated November 1, 2010 between NHP	(47)
		and Emeritus Corporation.
	10.75.04	Amended and Restated Promissory Note of Emeritus Corporation dated November 1, 2010,	(47)
		in the principal amount of $30.0 million payable to Nationwide Health Properties, Inc.
10.76	Documents Relating to Debt Financing with Capmark Bank (7 communities)
	Dated 2008.
	10.76.01	Freddie Mac Multifamily Mortgage, Security, Assignment of Rents and Security Agreement	(35)
		dated December 30, 2008 between EMERICHIP Dover, LLC and Capmark Bank.
		Representative example of 7 communities which in total equal $36.3 million.
10.77	Documents Relating to the Lease of Communities with National Health Investors (8 communities)
	Dated 2009.
	10.77.01	Master Lease dated October 13, 2009 between National Health Investors, Inc. and Emeritus	(39)
		Corporation (8 Communities).
	10.77.02	First Amendment to Master Lease dated December 1 2009 by and between Emeritus Corporation	(39)
		and National Health Investors, Inc. (8 Communities).
10.78	Documents Relating to the BRE/SW Portfolio LLC (144 communities) Dated 2010.
	10.78.01	Limited Liability Company Agreement by and between Emeritus Corporation, CPDF II, LLC and	(43)
		BRE/SW Member LLC dated January 15, 2010.
	10.78.02	Agreement of Purchase and Sale dated January 15, 2010 between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC dated January 15, 2010.
	10.78.03	Amendment No. 1 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC Dated February 12, 2010.
	10.78.04	Amendment No. 2 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(43)
		and BRE/SW Portfolio LLC Dated March 25, 2010.
	10.78.05	Amendment No. 3 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC	(46)

Exhibit
Number	Description	Footnote

		and BRE/SW Portfolio LLC Dated March 25, 2010.
	10.78.06	Amended and Restated Limited Liability Company Agreement by and among Emeritus Corporation,	(48)
		CPDF II, LLC, BRE/SW Member LLC, and Sunwest Rollover Member LLC, dated August 5, 2010.
	10.78.07	Representative Management Agreement dated August 5, 2010 among entities related to	(48)
		BRE/SW Portfolio LLC, as owner and licensee, and Emeritus Corporation, as manager.
	10.78.08	Purchase and Sale Agreement dated October 16, 2012 by and among BRE/SW Portfolio LLC, the seller entities, HCP, Inc., and Emeritus Corporation	(60)
	10.78.09	Master Lease and Security Agreement dated October 31, 2012 between affiliates of HCP, Inc. and Emeritus Corporation	(61)
	10.78.10	First Amendment to Master Lease and Security Agreement dated December 4, 2012 by and between affiliates of HCP, Inc. and Emeritus Corporation	(61)
	10.78.11	Loan Agreement dated October 31, 2012 between HCP, Inc. and Emeritus Corporation	(60)
	10.78.12	Promissory Note dated October 31, 2012 between HCP, Inc. and Emeritus Corporation in the amount of $52.0 million.	(60)
10.79	Documents Relating to the Purchase of Trace Pointe (1 Community) Dated 2009.
	10.79.01	Purchase and Sale Agreement Dated September 29, 2009 between Emeritus Corporation as	(39)
		Buyer and Clinton Assisted Living LLC as Seller.
	10.79.02	Fannie Mae Multifamily Note Dated October 1, 2009 between Emeritrace LLC and Capmark Bank in	(39)
		the principal amount of $12.150 million to Capmark Bank.
10.80	Documents Relating to Leases with HCP (5 Communities) Dated 2010.
	10.80.01	Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P.,	(44)
		as Lessor, and Emeritus Corporation, as Lessee, dated as of May 14, 2010.
	10.80.02	First Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP	(48)
		Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated June 8, 2010.
	10.80.03	Second Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP	(48)
		Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated September 30, 2010.
10.81	Documents Relating to Leases with HCP (27 Communities) Dated 2010.
	10.81.01	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus	(48)
		Corporation, as Lessee, dated October 12, 2010 (Master Lease #1, 17 communities)
	10.81.02	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus	(48)
		Corporation, as Lessee, dated October 12, 2010 (Master Lease #2, 10 communities)
	10.81.03	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 15, 2010 (Master Lease #1)
	10.81.04	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2)
	10.81.05	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #1)
	10.81.06	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc.	(48)
		as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #2)
10.83	Documents Relating to Debt Financing with Keybank National Association (3 communities)
	Dated 2010.
	10.83.01	Loan Agreement dated November 30, 2010 entered into by Keybank National Association (Lender) and	(29)
		Emerichenal LLC, Emericlear LLC, and Emerimand LLC (together as Borrowers).
	10.83.02	Promissory Note Dated November 30, 2010, by and between Emerichenal LLC, Emericlear LLC, and	(29)
		Emerimand LLC, and Keybank National Association in the principal amount of $28.0 million.
	10.83.03	Multifamily Loan and Security Agreement between Emerimand LLC and Keycorp Real Estate Capital Markets, Inc.	(58)
	10.83.04	Consolidated, Amended and Restated Multifamily Note between Emerimand and Keycorp Real Estate Capital Markets, Inc.	(58)
	10.83.05	Loan Modification Agreement dated November 30, 2012 by KeyBank N.A., Emerichenal LLC, Emericlear LLC and Emeritus Corporation.	(60)
10.84	Shared Opportunity Agreement between Registrant and Mr. Daniel R. Baty.

Exhibit
Number	Description	Footnote

	10.84.01	Shared Opportunities Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011	(49)
10.85	Documents Relating to the Purchase of the Emeritus at Mandeville Community in 2011
	10.85.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of	(53)
		March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate Capital Markets, Inc.
	10.85.02	Multifamily Note dated March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate	(53)
		Capital Markets, Inc. in the amount of $7.8 million.
10.86	Documents Relating to the Purchase of Emeritus at Spruce Wood and Emeritus at Fillmore Pond in 2011
	10.86.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated May 16, 2011 between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.02	Multifamily Note dated May 16, 2011 in the amount of $14.1 million between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.03	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 8, 2001 between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
	10.86.04	Multifamily Note dated July 8, 2011 in the amount of $15.8 million between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
10.87	Documents Relating to the Purchase of Emeritus at Vista Oaks and Emeritus at Summer Ridge in 2011
	10.87.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.02	Multifamily Note dated July 6, 2011 in the amount of $6.075 million between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.04	Multifamily Note dated July 6, 2011 in the amount of $8.63 million between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)
10.88	Documents Relating to Debt Financing with Keybank National Association (3 communities) in 2011
	10.88.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.02	Multifamily Note dated August 31, 2011 in the amount of $9.99 million between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.04	Multifamily Note dated August 31, 2011 in the amount of $14.2 million between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.05	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 31, 2011 between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.06	Multifamily Note dated August 31, 2011 in the amount of $4.57 million between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
10.89	Documents Relating to Debt Financing with Synovus Bank (4 communities) in 2011
	10.89.01	Loan Agreement dated September 29, 2011 by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
	10.89.02	Promissory Note dated September 29, 2011 in the amount of $25.0 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
	10.89.03	Promissory Note dated September 29, 2011 in the amount of $4.6 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
10.90	Documents Relating to Debt Financing with KeyBank N.A. (16 communities) in 2011

Exhibit
Number	Description	Footnote

	10.90.01	Loan Agreement dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburt LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
	10.90.02	Amended and Restated Promissory Note dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburg LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
	10.90.03	Modification of Loan Agreements dated September 7, 2012 by KeyBank National Association, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerichip Stockton LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, and Emerihrt Medical Center LP.	(60)
10.91	Documents Relating to Debt Financing with KeyBank N.A. and Fannie Mae (7 communities) in 2011
	10.91.01	Multifamily Loan and Security Agreement dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
	10.91.02	Multifamily Note dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
		These are representative examples of seven communities (Bloomsburg, Danville, Harrisonburg, Henderson, Oakwell Farms, Ravenna and Stonebridge) that in total equal $53.295 million.
10.92	Documents Relating to HUD Financing with Oak Grove Commercial Mortgage, LLC (3 communities)
	10.92.01	Deed of Trust Note dated December 1, 2011 in the amount of $8,925,000 between Emerichip San Antonio AO LP and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.02	Deed of Trust Note dated December 1, 2011 in the amount of $4,819,500 between Emeriprez LLC and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.03	Deed of Trust Note dated December 1, 2011 in the amount of $4,165,000 between Emerichip Everett LLC and Oak Grove Commercial Mortgage, LLC.	(56)
10.93	Documents related to Loan between Midcap Funding VIII, LLC and Emerichip Walla Walla LLC
	10.93.01	Credit and Security Agreement dated as of July 13, 2012 by and among Emerichip Walla Walla LLC and Midcap Funding VIII, LLC	(59)
	10.93.02	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of July 31, 2012 by and among Emerichip Walla Walla LLC (Grantor), Stewart Title Guaranty Company (Trustee), and Midcap Funding VIII, LLC (Beneficiary)	(59)
	10.93.03	Term Loan Note in the amount of $6,800,000 dated as of July 13, 2012 among Emerichip Walla Walla LLC (Borrower) and Midcap Funding VIII, LLC (together with its successors and assigns, Lender)	(59)
10.94	Documents related to the acquisition of Nurse on Call, Inc.
	10.94.01	Unit Purchase Agreement dated November 1, 2012 among Home Health Care Holdings, LLC, Emeritus Corporation, EmeriCare NOC LLC, the members of Home Health Care Holdings, LLC, and Kinderhook Industries, Inc. as seller representative.	(60)
	10.94.02	Put/Call Agreement dated November 1, 2012 by and among Emeritus Corporation, EmeriCare NOC LLC, and the Minority Members.	(60)
10.95	Documents Relating to HUD Financing with KeyCorp Real Estate Capital Markets, Inc. (Olive Grove)
	10.95.01	Security Agreement dated November 1, 2012 by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
	10.95.02	Deed of Trust dated November 1, 2012 by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
21.1	Subsidiaries of the registrant.		(60)
23.1	Consent of independent registered public accounting firm.		(60)

Exhibit
Number	Description	Footnote

31.1	Certification of Periodic Reports.
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(60)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 1, 2012.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the	(60)
		Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated March 1, 2012.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(60)
		Sarbanes-Oxley Act of 2002 for Granger Cobb dated March 1, 2012.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the	(60)
		Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated March 1, 2012.
101	XBRL Files
	101.INS	XBRL Instance Document	(60)
	101.SCH	XBRL Taxonomy Extension Schema	(60)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(60)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	(60)
	101.LAB	XBRL Taxonomy Extension Label Linkbase	(60)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(60)
Footnotes
*	Indicates a management contract or compensatory plan or arrangement.
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

Footnotes

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

Footnotes

herein by reference.
(55)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 7, 2009.
(56)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 8, 2012 and incorporated herein by reference.
(57)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 4, 2012 and incorporated herein by reference.
(58)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 3, 2012 and incorporated herein by reference.
(59)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on November 6, 2012 and incorporated herein by reference.
(60)	Filed herewith.
(61)	Filed herewith. Certain data has been redacted subject to a confidential treatment request with the SEC.