Form 10-Q
period 2013-03-31
EMERITUS CORP\WA\
filed 2013-05-03
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended March 31, 2013

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

As of April 26, 2013, 47,375,409 shares of the Registrant’s Common Stock were outstanding.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

ASSETS

	March 31,	December 31,
	2013	2012
Current Assets:
Cash and cash equivalents	$113,524	$59,795
Short-term investments	5,898	4,910
Trade accounts receivable, net of allowance of $7,871 and $7,179	55,101	53,138
Other receivables	24,217	28,533
Tax, insurance, and maintenance escrows	23,470	23,813
Prepaid insurance expense	23,314	24,297
Deferred tax asset	28,299	33,781
Other prepaid expenses and current assets	12,794	12,185
Total current assets	286,617	240,452
Investments in unconsolidated joint ventures	2,372	2,513
Property and equipment, net of accumulated depreciation of $577,386 and $533,710	4,016,169	4,011,884
Restricted deposits and escrows	54,131	50,671
Goodwill	186,224	186,756
Other intangible assets, net of accumulated amortization of $35,846 and $47,547	130,319	131,971
Other assets, net	33,839	36,503
Total assets	$4,709,671	$4,660,750

LIABILITIES, SHAREHOLDERS' EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$81,218	$49,381
Current portion of capital lease and financing obligations	27,369	25,736
Trade accounts payable	26,611	14,244
Accrued employee compensation and benefits	47,835	53,606
Accrued interest	8,517	8,467
Accrued real estate taxes	13,222	16,432
Accrued insurance liabilities	44,715	44,867
Other accrued expenses	32,083	30,291
Deferred revenue	24,505	22,417
Unearned rental income	26,808	30,552
Total current liabilities	332,883	295,993
Long-term debt obligations, less current portion	1,527,131	1,558,936
Capital lease and financing obligations, less current portion	2,432,282	2,384,857
Deferred gain on sale of communities	3,495	3,743
Deferred straight-line rent	64,136	63,920
Other long-term liabilities	127,944	128,472
Total liabilities	4,487,871	4,435,921
Redeemable noncontrolling interest	6,417	10,105
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	–	–
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 47,364,944 and 45,814,988 shares	5	5
Additional paid-in capital	879,874	839,511
Accumulated deficit	(667,849)	(628,093)
Total Emeritus Corporation shareholders' equity	212,030	211,423
Noncontrolling interest	3,353	3,301
Total shareholders' equity	215,383	214,724
Total liabilities, shareholders' equity, and noncontrolling interest	$4,709,671	$4,660,750

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Community revenue	$462,719	$317,923
Management fees	785	5,056
Reimbursed costs incurred on behalf of managed communities	8,864	51,612
Total operating revenues	472,368	374,591

Expenses:
Community operations (exclusive of depreciation and amortization
and community leases shown separately below)	323,741	213,473
General and administrative	29,440	23,423
Transaction costs	647	306
Impairments of long-lived assets	–	2,135
Depreciation and amortization	45,218	32,570
Community leases	31,964	31,171
Costs incurred on behalf of managed communities	8,864	51,612
Total operating expenses	439,874	354,690
Operating income from continuing operations	32,494	19,901

Other income (expense):
Interest income	110	104
Interest expense	(72,199)	(39,045)
Change in fair value of derivative financial instruments	5	(211)
Net equity losses for unconsolidated joint ventures	(12)	(392)
Other, net	1,043	520
Net other expense	(71,053)	(39,024)

Loss from operations before income taxes	(38,559)	(19,123)
Provision for income taxes	(1,106)	(272)
Net loss	(39,665)	(19,395)
Net (income) loss attributable to the noncontrolling interests	(91)	14
Net loss attributable to Emeritus Corporation
common shareholders	$(39,756)	$(19,381)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders	$(0.88)	$(0.43)

Weighted average common shares outstanding	45,417	44,582

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(39,665)	$(19,395)
Other comprehensive income (loss) net of tax:
None	–	–
Other comprehensive income (loss) net of tax:	–	–
Comprehensive loss	(39,665)	(19,395)
Comprehensive income (loss) attributable to the noncontrolling interests	(91)	14
Comprehensive loss attributable to Emeritus Corporation
common shareholders	$(39,756)	$(19,381)

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(39,665)	$(19,395)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	45,218	32,570
Amortization of above/below market rents	1,246	1,754
Amortization of deferred gains	(248)	(269)
Gain on early extinguishment of debt	(493)	–
Impairments of long-lived assets	–	2,135
Amortization of loan fees	790	845
Allowance for doubtful receivables	2,172	2,308
Equity investment losses	12	392
Stock-based compensation	3,331	2,845
Change in fair value of derivative financial instruments	(5)	211
Deferred straight-line rent	216	1,202
Deferred revenue	2,088	(299)
Other	8,055	629
Change in other operating assets and liabilities	5,044	1,264
Net cash provided by operating activities	27,761	26,192

Cash flows from investing activities:
Acquisition of property and equipment	(15,907)	(6,277)
Other assets	(1,107)	(11)
Advances from (to) affiliates and other managed communities, net	1,273	(165)
Distributions from unconsolidated joint ventures, net	14,926	(678)
Net cash used in investing activities	(815)	(7,131)

Cash flows from financing activities:
Sale of stock, net	37,826	412
Distribution to redeemable noncontrolling interest	(3,726)	–
Increase in restricted deposits	(525)	(1,095)
Debt issuance and other financing costs	(819)	(180)
Proceeds from long-term borrowings and financings	50,000	–
Repayment of long-term borrowings and financings	(49,972)	(7,969)
Repayment of capital lease and financing obligations	(6,001)	(3,894)
Net cash provided by (used in) financing activities	26,783	(12,726)

Net increase in cash and cash equivalents	53,729	6,335
Cash and cash equivalents at the beginning of the period	59,795	43,670
Cash and cash equivalents at the end of the period	$113,524	$50,005

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63,582	$37,965
Cash paid during the period for income taxes	462	122
Cash received during the period for income tax refunds	19	40
Non-cash financing and investing activities:
Change in receivable from exercise of stock options	793	20
HCP Transaction:
Increase in property and equipment and financing lease obligation	32,596	–

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

Note 1.	Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is an assisted living and Alzheimer’s and dementia care (“memory care”) service provider focused on operating residential style senior living communities with operations throughout the United States.  Each of these communities provides a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services.  We also offer a range of outpatient therapy and home health services.  As of March 31, 2013, we owned 192 communities and leased 274 communities.  These 466 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”

We also provide management services to independent and related-party owners of senior living communities.  As of March 31, 2013, we managed 17 communities, four of which are owned by joint ventures in which we have a financial interest.  The majority of our management agreements provide for fees of 5.0% of gross collected revenues.  These communities that we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

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

We have adopted certain significant accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements.  We record revisions to such estimates in the period in which the facts that give rise to the revision become known.  A detailed discussion of our significant accounting policies and the use of estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (“Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of Emeritus and its wholly owned subsidiaries.  Intercompany balances and transactions have been eliminated.

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of March 31, 2013 and for all periods presented.  Except as otherwise disclosed in these notes to the condensed consolidated financial statements, such adjustments are of a normal, recurring nature.  Our results of operations for the period ended March 31, 2013 are not necessarily indicative of the results of operations that we may achieve for the full year ending December 31, 2013.  We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2012 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2012.  Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

Segment Information

In November 2012, we acquired Nurse On Call, Inc. (“NOC”), a home healthcare provider.  Also, we began leasing 129 senior living communities in the fourth quarter of 2012 and four communities in the first quarter of 2013, that we had previously managed for an unconsolidated joint venture (the “HCP Transaction”) (see Note 4).  As a result of these transactions, Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including NOC; (ii) the 133 communities leased in the HCP Transaction; and (iii) the legacy Emeritus communities.

However, for financial reporting purposes, these operating segments are combined into one reporting segment, which is assisted living and related services, because NOC’s revenues, net income, and total assets are less than 10% of those of Emeritus, and the leased senior living communities meet applicable aggregation criteria and are therefore combined.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  The standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment.  It allows companies to perform a “qualitative” assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary.  The standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test.  An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.  We adopted ASU 2012-02 effective January 1, 2013 and it did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income.  This standard eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity.  The standard required us to elect to present items of net income and other comprehensive income in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements.  The statement(s) are required to be presented with equal prominence as the other primary financial statements and prior period statement(s) are required to be recast to conform to the new presentation.  On December 23, 2011, the FASB issued a final standard to defer the new requirement to present reclassifications of other comprehensive income on the face of the income statement.  Companies are still required to adopt the other requirements contained in ASU 2011-05 for the presentation of comprehensive income.  We adopted ASU 2011-05 beginning with our financial statements for the first quarter of 2012, and it did not have a material impact on our financial statements or related disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The amendments in this update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  We adopted ASU 2013-02 effective January 1, 2013, and it did not have a material impact on our financial statements or related disclosures.

Revision of Prior Period Financial Statements

Costs Incurred on Behalf of Managed Communities.  We manage certain communities under contracts that provide for payment to the Company of a monthly management fee plus reimbursement of certain operating expenses.  Costs incurred on behalf of managed communities are comprised entirely of community operating expenses and include items such as employee compensation and benefits, insurance, and costs incurred under national vendor contracts.  In the second quarter of 2012, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported gross versus net as had been reported in prior periods.  Consequently, such expenses should be reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

The prior-period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $51.6 million for the three months ended March 31, 2012.

These revisions were limited to total operating revenues and expenses and had no impact on our condensed consolidated balance sheets, statements of cash flows, operating income from continuing operations, or net loss.  We do not consider such revisions to be material to any previously issued financial statements.

Accrued Insurance Liabilities.  In the first quarter of 2013, we determined that portions of our accruals for professional and general liability and workers’ compensation, which are not expected to be paid within one year of the balance sheet date, should be classified as long-term liabilities (see Note 11).  The prior-period financial statements included in this filing have been revised to reflect this correction, which decreased current liabilities and increased long-term liabilities by $55.7 million as of December 31, 2012.  In addition, a portion of receivables from insurance companies related to professional and general liability was reclassified, which decreased current assets and increased other assets, net, by $10.1 million as of December 31, 2012.  A portion of prepaid insurance expense related to our workers’ compensation program was reclassified, which decreased current assets and increased restricted deposits and escrows by $27.4 million as of December 31, 2012.

In addition, certain reclassifications were made to the condensed consolidated balance sheet as of December 31, 2012 to conform to the current-year presentation.  Specifically, the current portion of accrued professional and general liability and workers’ compensation, as well as accrued health insurance, are included in accrued insurance liabilities as of March 31, 2013 and December 31, 2012.  As of December 31, 2012, we reclassified $23.7 million related to workers compensation and health insurance from accrued employee compensation and benefits to accrued insurance liabilities.

Note 3.	Stock-Based Compensation

We have three equity incentive plans: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”).  Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  We record compensation expense based on the fair value for all stock-based awards, which amounted to $3.3 million and $2.8 million for the three months ended March 31, 2013 and 2012, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the three months ended March 31, 2013:

	2013
		Weighted	Aggregate
	Shares	Average	Intrinsic
	Underlying	Exercise	Value
	Options	Price	$(000)
Outstanding at beginning of period	4,401,418	$19.46	$25,568
Granted	–	–
Exercised	(337,895)	16.46	3,849
Forfeited/expired	(73,288)	19.42
Outstanding at end of period	3,990,235	19.72	32,204

Options exercisable	2,446,372	20.30	18,333

Options exercisable in the money	2,446,372		18,333
Options exercisable out of the money	–		–

We granted 7,496 unvested shares during the current period, at a weighted average grant date fair value of $26.68.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

Note 4.	Acquisitions and Other Significant Transactions

We make acquisitions of certain businesses and complete other transactions from time to time that we believe align with our strategic intent to, among other factors, enhance the overall care of our residents as well as maximize our revenues, operating income, and cash flows.

2013 Stock Offering

On March 18, 2013, pursuant to an underwritten secondary public offering, certain shareholders completed the sale of 7,973,600 shares of our common stock held by them.  On the same date, in connection with the underwriter’s exercise of its option to purchase additional shares of our common stock, the Company sold 1,196,040 newly issued shares to the underwriter and received net cash proceeds of $31.3 million.

2012 HCP Transaction

The Company held a 6.0% ownership interest in a joint venture (the “Sunwest JV”) with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”), Columbia Pacific Opportunity Fund (“Columbia Pacific”), which is controlled by Daniel R. Baty, a founder of the Company and the Chairman of our board of directors, and certain other tenant-in-common investors.  In October 2012, the Sunwest JV entered into a purchase and sale agreement with Emeritus and HCP, Inc. (“HPC”), a real estate investment trust (“REIT”), whereby the Sunwest JV agreed to sell to HCP 142 of its Properties, 133 of which were then leased to Emeritus (the “HCP Leased Communities”) and nine were then sold to Emeritus (the “Emeritus Nine Communities”) for $62.0 million, with $52.0 million financed with a loan from HCP (the “HCP Loan”).  The HCP Leased Communities are operated by Emeritus under lease agreements with HCP (collectively, the “HCP Lease”) and became, at the date of closing, part of the Company’s Consolidated Portfolio.  The Emeritus Nine Communities are operated by Emeritus, except one that continues to be managed by an unrelated third party.

At the initial closing on October 30, 2012, the Sunwest JV sold 136 of the 142 Properties to HCP, which included the Emeritus Nine Communities that Emeritus then purchased from HCP.  At the second closing on December 4, 2012, HCP purchased two more of the Properties, which were included in the HCP Leased Communities and became part of the HCP Lease as of that date.

In the first quarter of 2013, the Sunwest JV closed on the sale of the remaining four HCP Leased Communities and they were added to the HCP Lease.

The aggregate sales price payable to the Sunwest JV for the Properties was $1.8 billion.

When final distributions are made by the Sunwest JV, Emeritus expects to have received, in total, cash of approximately $139.0 million, comprised of approximately $45.0 million for the Company’s ownership interest in the Sunwest JV and a promote incentive payment of approximately $94.0 million based on the final rate of investment return to the Sunwest JV’s investors.  As of March 31, 2013, Emeritus had received total cash distributions of $104.5 million related to the sale.  Remaining distributions are expected in 2013.

We are accounting for the HCP Lease as a financing capital lease and our acquisition of the Emeritus Nine Communities as an asset purchase.  Due to our ownership interest in the Sunwest JV, we are accounting for the acquisition of the HCP Leased Communities as a sale and leaseback.  Because we currently expect to exercise all renewal options, we will have substantial continuing involvement in the HCP Leased Communities.  As a result, in accordance with GAAP, we deferred the gain associated with our equity interest in the Sunwest JV and account for it as a portion of the lease financing obligation.  As a component of the lease financing obligation, it will be amortized as a reduction of principal over the estimated lease period.  As of March 31, 2013, the deferred gain was $91.7 million, which represents our share of the cash proceeds from the sale through March 31, 2013, including the promote incentive, net of our investment in the Sunwest JV. In January 2013, we received an additional cash distribution from the Sunwest JV in the amount of $14.8 million, which was added to our lease financing obligation.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

2012 Nurse On Call Acquisition

In November 2012, we purchased Nurse On Call, Inc., the largest Medicare-licensed provider of home healthcare services in Florida.  We paid cash of $102.9 million (net of cash acquired) for 91.0% of the equity of NOC’s parent company, and the remaining $10.0 million of equity is owned by certain members of NOC’s management team (the “Minority Members”).  We acquired NOC in order to increase our service offerings to seniors, with the future goal of expanding this platform beyond Florida.  In calendar 2012 and during the first quarter of 2013, less than 10% of NOC’s revenues were derived from services provided in any senior living community, including ours.

In connection with the NOC acquisition, we entered into a put/call agreement, whereby the Minority Members have the right to require us to purchase certain of their equity interests beginning on January 1, 2016 (or earlier upon the occurrence of certain events).  Likewise, we have the right to require any of the Minority Members to sell certain of their equity interests to us beginning on January 1, 2016 (or earlier, if any of the Minority Members cease to be an employee).  The purchase price will be based on a formula specified in the put/call agreement.  Because the minority members have a put right, under GAAP the equity held by the Minority Members is classified on the consolidated balance sheet as redeemable noncontrolling interests, which is outside of our permanent equity.  The balance of redeemable noncontrolling interests as of March 31, 2013 and December 31, 2012 was $6.4 million and $10.1 million, respectively.  The decrease in the first quarter of 2013 is the result of a distribution to the members from the proceeds of a $50.0 million credit facility that NOC entered into in February 2013 (see Note 5).

The following table sets forth the effect on our results of operations had the acquisition of NOC occurred as of January 1, 2012 (in thousands):

	Pro Forma Combined
	(unaudited)
	Three Months Ended
	March 31,
	2013	2012

Total operating revenues	$472,368	$410,460
Operating income from continuing operations	32,494	23,847
Loss from continuing operations before income taxes	(38,559)	(15,391)
Net loss attributable to Emeritus Corporation
common shareholders	(39,756)	(15,649)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:	$(0.88)	$(0.35)

Basic and diluted weighted average common shares outstanding:	45,417	44,582

2012 Dispositions

Subsequent to March 31, 2012, we sold four communities with a total of 236 units and used the net proceeds to retire the related mortgage debt and for general corporate purposes.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

Note 5.	Long-Term Debt

NOC Credit Facility

In February 2013, NOC and its subsidiaries (the “NOC Entities”) entered into a $50.0 million syndicated credit facility with KeyBank National Association and certain other lenders.  The credit facility consists of a $50.0 million term loan, the proceeds of which are to be used to finance its expansion, to refinance existing indebtedness of Emeritus, and other general corporate purposes.

The loan has a four-year term, maturing in February 2017, and the interest accrues, at the election of NOC, at a base rate or LIBOR, plus an applicable spread based on the NOC Entities’ total leverage ratio.  As of the date of this report, the interest rate is equal to LIBOR plus 4.75%.  Principal of the term loan is payable quarterly in equal installments of $1.875 million.  The NOC Entities paid loan fees and related expenses of $814,000 in connection with the extension of the credit facility.

The credit facility is secured by substantially all of the personal property of the NOC Entities and by NOC’s stock and is cross-collateralized and cross-defaulted with existing KeyBank loans to Emeritus.  In addition, Emeritus, affiliates of Emeritus and NOC’s parent company guaranty the payment and performance of the NOC Entities under the credit facility.  The credit agreement underlying the credit facility contains usual and customary events of default and affirmative and negative covenants that, among other things, place limitations on the NOC Entities’ ability to create or allow to exist liens, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments.  The credit agreement also contains financial covenants of the NOC Entities measured on a consolidated basis that include a debt service coverage ratio, total leverage ratio and minimum required levels of liquidity and net worth.  Emeritus, as guarantor, must maintain specified fixed charge coverage ratios on a consolidated basis and, during the first 12 months of the loan, a minimum of $25.0 million of liquidity (reduced to $20.0 million thereafter).

Debt Repayments

In January 2013, we retired a note payable to Health Care REIT, Inc. (“HCN”) with an outstanding principal balance of $12.9 million and an interest rate of 9.99%.

In March 2013, we reduced the principal balance of a note payable to HCN from $45.8 million to $15.8 million.  As of March 31, 2013, the note bears interest at 8.77%.  Also in March 2013, we notified a subsidiary of Ventas, Inc. (“Ventas”) that we intend to repay a $30.0 million note payable to Ventas that bears interest at 8.80%.  We expect to make this payment in the second quarter of 2013.

Debt and Lease Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default.  Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities.  Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner.  Such cross-default provisions affect the majority of our properties.  Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted.  As of March 31, 2013, we were in violation of financial covenants in two lease agreements covering five communities and one loan agreement covering two communities.  We obtained waivers from the lessors through June 30, 2013 and, as such, are currently in compliance.

As of December 31, 2012, we were not in compliance with certain financial covenants required by our master lease agreement with Ventas.  In February 2013, we received a waiver of these violations through January 1, 2014 in connection with the modification of the master lease, which modifications include a resetting of the lease coverage ratios, the ability to cure up to four lease coverage shortfalls with cash deposits, and an extension of the period allowed for us to exercise purchase options.  In addition, in accordance with a put option provision in the master lease related to two communities, in April 2013, we purchased one of the communities from Ventas for the option price of $3.9 million (see Note 12).  The difference between the option price and our estimate of the fair value of the community is $2.3 million, which we recorded

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

as additional rent expense and a current liability as of December 31, 2012.  The other community remains subject to a put option if certain financial covenants are not met, beginning in the first quarter of 2014.

Note 6.	Derivative Financial Instruments

Pursuant to the terms of a credit agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.  As of March 31, 2013, the fair value of the interest rate cap was $169,000, which is included in other assets, net, in the condensed consolidated balance sheet (see Note 9).

Note 7.	Loss Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.  As of March 31, 2013 and 2012, we had outstanding stock options totaling 4.0 million and 4.4 million, respectively, that were excluded from the computation of net loss per share because they were antidilutive.

Performance-based restricted and unvested shares, totaling 699,918 shares as of March 31, 2013, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

Note 8.	Liquidity

As of March 31, 2013, we had a working capital deficit of $46.3 million compared to a working capital deficit of $55.5 million at December 31, 2012.  We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities.  Additionally, the working capital deficit as of March 31, 2013 included the following non-cash items: a $28.3 million deferred tax asset and, as part of current liabilities, $51.3 million of deferred revenue and unearned rental income.  Additionally, a $41.9 million deferred tax liability is included in other long-term liabilities as of March 31, 2013.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $35.4 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of March 31, 2013.

Since 2008, we have refinanced and extended the terms of a substantial amount of our existing debt obligations.  Balloon payments of principal on long-term debt maturing in the next 12 months are expected to be repaid, refinanced, or extended.  Many of our debt instruments and leases contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or lessor.  Such cross-default provisions affect the majority of our properties.  Accordingly, any event of default could cause a material adverse effect on our financial condition if such debt or leases are cross-defaulted.  From time to time, we have failed to comply with certain covenants in our financing and lease agreements relating generally to matters such as cash flow, debt, and lease coverage ratios, and certain other performance standards.  In the future, we may be unable to comply with these or other covenants.  If we fail to comply with any of these requirements and are not able to obtain waivers, our lenders could accelerate the repayment of the related indebtedness so that it becomes due and payable prior to its stated due date, and/or the lessors could terminate lease agreements.

In the three months ended March 31, 2013 and 2012, we reported net cash provided by operating activities of $27.8 million and $26.2 million, respectively, in our condensed consolidated statements of cash flows.  Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations.  We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

As discussed above, we expect to refinance or extend our balloon payments due in the next 12 months; however, if we are unable to do so, or if additional principal payments are required as a result of covenant violations, we believe the Company

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by conserving its capital expenditures and operating expenses or selling communities or a combination thereof.

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

As indicated in Note 5, we intend to repay a $30.0 million note payable to Ventas in the second quarter of 2013.

Note 9.	Fair Value Disclosures

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	March 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Assets
Investment securities - trading	$5,898	$–	$–	$5,898
Interest rate cap agreement	–	169	–	169

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Assets
Investment securities - trading	$4,910	$–	$–	$4,910
Interest rate cap agreement	–	164	–	164

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

We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, and long-term debt.  As of March 31, 2013 and December 31, 2012, the fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as prevailing interest rates (Level 2 inputs).  The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

	March 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,608,349	$1,655,187	$1,608,317	$1,663,687

We estimated the fair value of debt obligations using discounted cash flows based on our assumed incremental borrowing rate of 8.5% for unsecured borrowings and 5.3% for secured borrowings (Level 2 inputs).

Impairments of Long-Lived Assets

We designate communities as held for sale when it is probable that the properties will be sold.  As a result, we may record impairment losses and carry these assets on our balance sheet at fair value less estimated selling costs.  Such losses are included in discontinued operations in the condensed consolidated statements of operations.  We determine the fair value of the properties based primarily on purchase and sale agreements from prospective purchasers (Level 2 input).  In periods prior to designating the properties as held for sale, when a triggering event occurs, we test these properties for recoverability by applying probability weighting to the estimated undiscounted future cash flows of the communities based on the probability of selling the properties versus continuing to operate them.

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

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living, Inc. in 2007.  These liabilities, which totaled $353,000 as of March 31, 2013, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized.  Deferred tax assets are recorded as current assets in the condensed consolidated balance sheets and amounted to $28.3 million and $33.8 million as of March 31, 2013 and December 31, 2012, respectively.  Deferred tax liabilities amounted to $41.9 million and $46.8 million as of March 31, 2013 and December 31, 2012, respectively, which are included in other long-term liabilities in the condensed consolidated balance sheets.

Because the Company fully reserves its deferred tax assets, no net tax effects were allocated to the components of other comprehensive loss.

Note 11.	Contingencies

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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2013 and 2012

In March 2013, a Sacramento County Superior Court jury returned a verdict against the Company in a professional liability case.  The jury awarded $4.1 million in compensatory damages and $23.0 million in punitive damages.  The court reduced the compensatory damages to a total of $500,000 by operation of law.  The Company intends to appeal the rulings and judgment of the court.

As of March 31, 2013 and December 31, 2012, we have recorded a liability related to self-insured professional and general claims, including known claims, incurred but not yet reported claims, and legal fees of $29.9 million and $25.8 million, respectively.  We believe that the range of reasonably possible losses as of March 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $28.4 million to $48.5 million.  The high end of the range reflects the potential for high-severity losses, including the punitive damages claim referred to above, which we have not fully reserved for.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The liability for known claims and incurred not yet reported claims was $23.8 million and $25.0 million as of March 31, 2013 and December 31, 2012, with corresponding estimated amounts receivable from the insurance companies of $16.4 million and $18.7 million, respectively.

The total liability for professional and general claims as of March 31, 2013 and December 31, 2012 was $53.7 million and $50.8 million, respectively, of which $19.9 million and $21.2 million is included in accrued insurance liabilities with the balance recorded in other long-term liabilities.  Of the related amounts receivable from insurance companies as of March 31, 2013 and December 31, 2012, $7.5 million and $8.6 million, respectively, is included in other receivables and $8.9 million and $10.1 million, respectively, is included in other assets, net, in the condensed consolidated balance sheets.

We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured known claims and incurred but not yet reported claims was $38.9 million and $38.3 million at March 31, 2013 and December 31, 2012, respectively, of which $13.3 million and $13.7 million, respectively, is included in accrued insurance liabilities with the balance recorded in other long-term liabilities.  We believe that the range of reasonably possible losses as of March 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $36.6 million to $41.3 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs.  The liability for self-insured incurred but not yet reported claims is included in accrued insurance liabilities in the condensed consolidated balance sheets and was $11.6 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively.

Note 12.	Subsequent Events

In April 2013, we purchased a 20-unit assisted living community that we previously leased from Ventas (Note 5).  The purchase price was $3.9 million, and we accounted for the transaction as an asset purchase.

In April 2013, we sold one of the Emeritus Nine communities for $5.3 million.  The net proceeds from the sale were used to reduce the principal balance of the HCP Loan (Note 4).

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

Overview

Our Business

We are one of the largest and fastest-growing operators of senior living communities in the United States. We own and operate a portfolio of high-quality, purpose-built communities providing resident services including independent living, assisted living, specialized Alzheimer’s/dementia (“memory care”), and, to a lesser extent, skilled nursing care.  Beginning in the fourth quarter of 2012, we added home healthcare to our service offerings through our acquisition of Nurse On Call, Inc. (“NOC”).

We strive to provide a wide variety of supportive living services in a professionally staffed environment that enables seniors to live with dignity and independence. Our holistic approach enhances every aspect of our residents’ lives by assisting them with life enrichment activities, including transportation, socialization and education, housing and 24-hour personal support services, such as medication management, bathing, dressing, personal hygiene and grooming. The average age of our residents is 84.

As of March 31, 2013, we owned 192 communities and leased 274 communities.  These 466 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”

We also provide management services to independent and related-party owners of senior living communities.  As of March 31, 2013, we managed 17 communities, four of which are owned by joint ventures in which we have a financial interest.  These communities we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

Summary of Activity

A summary of activity for the first three months of 2013, compared to the same period for 2012, is as follows:

•	Total operating revenues increased $97.8 million, or 26.1%, to $472.4 million from $374.6 million for the prior-year period, due primarily to acquisitions in the fourth quarter of 2012.
•
Operating income from continuing operations increased $12.6 million to $32.5 million from $19.9 million for the prior-year period.  Our net loss attributable to Emeritus Corporation common shareholders was $39.8 million compared to $19.4 million for the prior-year period.

•
Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) decreased to 86.4% from 86.6% for the prior-year period.  This is primarily due to the communities in the HCP Transaction, which had a lower occupancy rate than our legacy communities.

•
Average rate per occupied unit decreased 2.5% to $4,012 from $4,115 for the prior-year period.  This primarily results from the communities in the HCP Transaction, which had lower rates than our legacy communities.

•	Net cash provided by operating activities was $27.8 million compared to $26.2 million for the prior-year period.

Our Portfolios

As of March 31, 2013, we operated 483 senior living communities in 45 states and our Consolidated Portfolio had a capacity of 47,721 beds, and our Operated Portfolio had a capacity of 50,088 beds.  The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	March 31, 2013		December 31, 2012		March 31, 2012
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	192	16,157	192	16,157	187	15,309
Leased(a)	274	25,199	269	24,831	141	14,596
Consolidated Portfolio	466	41,356	461	40,988	328	29,905
Managed	13	1,381	13	1,357	9	933
Managed - Joint Ventures	4	357	9	687	141	11,809
Operated Portfolio	483	43,094	483	43,032	478	42,647

(a) We account for 80 of the 274 leased communities as operating leases, 191 as capital leases, and three as financing leases. We do not include the assets and liabilities of the 80 operating lease communities on our condensed consolidated balance sheets.
(b) Total units reflect skilled nursing units in terms of beds.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

Our Total Operated Portfolio as of March 31, 2013 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,611	3,013	1,093	208	232	16,157
Leased	17,119	3,631	3,197	961	291	25,199
Consolidated Portfolio	28,730	6,644	4,290	1,169	523	41,356
Managed	846	242	246	25	22	1,381
Managed - Joint Ventures	203	76	78	–	–	357
Operated Portfolio	29,779	6,962	4,614	1,194	545	43,094

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

Significant Transactions

Transactions completed in the first quarter of 2013 are summarized below.
	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2012				192	269	22

2013 Activity
Necanicum Village	Feb 2013	80	Disposition	–	–	(1)
Emeritus at Diablo Lodge	Mar 2013	118	Acquisition	–	1
HCP Transaction - delayed close properties	Mar 2013	–	Acquisition	–	4	(4)

Count as of March 31, 2013				192	274	17

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

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

We rely primarily on our residents’ ability to pay our charges for senior living services from their own or family resources and expect that we will do so for the foreseeable future.  Private pay revenues represent 79.6% of our consolidated revenues and 87.5% of our senior living revenues in the first quarter of 2013.  We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated.  Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases.  Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to slow economic growth, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 20.4% of our consolidated revenues in the first three months of 2013 compared to 12.5% in the comparable 2012 period.  The increase in government reimbursed revenues is primarily due to our acquisition of NOC in November 2012, as NOC’s revenues are almost all from Medicare.  Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.

There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future.  For example, on April 1, 2013, the mandated 2% reduction in Medicare payments under the Budget Control Act of 2011 went into effect.  These cuts cannot be offset through higher co-pays or other charges to patients.  Although we believe that we can offset Medicare cuts through targeted expense reductions, the reductions are not expected to fully offset the revenue decrease.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross revenues.

In addition to our monthly management fee, we receive reimbursement for operating expenses of managed communities.  During the second quarter of 2012, we determined that the Company is the primary obligor for certain expenses incurred and those reimbursed operating expenses should be reported on a gross rather than net basis as had been reported in prior periods.  Consequently, such expenses are now reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations with a corresponding amount of revenue recognized in the same period in which the expense is incurred and the Company is due reimbursement.

The prior-period financial statements included in this filing have been revised to reflect this correction, which increased our total operating expenses and total operating revenues by $51.6 million for the three months ended

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

March 31, 2012.  These revisions were limited to total operating revenues and expenses and had no impact on the Company’s condensed consolidated balance sheets, statements of cash flows, operating income from continuing operations, or net loss.  We do not consider such revisions to be material to any previously issued financial statements.

As a result of the HCP Transaction, the number of communities managed by Emeritus for others was reduced significantly as 142 communities became part of our Consolidated Portfolio.  Specifically, 133 of the managed communities were leased and nine communities were sold to Emeritus in connection with the HCP Transaction.  Therefore, there has been a significant reduction in reimbursed costs incurred on behalf of managed communities in 2013.

Same Community Portfolio Analysis

Of the 466 communities included in our Consolidated Portfolio as of March 31, 2013, we include 323 communities in our Same Community Portfolio.  Our Same Community Portfolio consists of consolidated communities that we have continuously operated since January 1, 2012, and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.

Selected data from our Same Community Portfolio is as follows:

	Three Months Ended March 31,
	2013	2012	$Δ	% Δ	(a) (b)
	(in thousands, except percentages)

Community revenue	$322,713	$314,369	$8,344	2.7%
Community operations expense	(218,657)	(210,304)	(8,353)	(4.0)%
Community operating income	$104,056	$104,065	$(9)	(0.0)%

Average monthly revenue per occupied unit	$4,236	$4,116	$120	2.9%
Average occupancy rate	86.5%	86.8%		(0.3) ppt

(a) "N/M" indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b) "ppt" refers to percentage points. Applies to all subsequent tables in this section.

Revenues from our Same Community Portfolio represented 76.6% of our total community revenue for the first quarter of 2013.  The increase in same community revenues was due to improvements in average revenue per occupied unit, partially offset by lower occupancy.

The increase in operating expense from the Same Community Portfolio was primarily due to increases in professional liability insurance, facility maintenance, salaries and benefits, taxes and licenses, supplies, and other expenses.

Comparison of the Three Months Ended March 31, 2013 and 2012

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $39.8 million for the three months ended March 31, 2013, compared to a net loss of $19.4 million in the prior-year period.  As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

Operating income from continuing operations increased by $12.6 million to $32.5 million in the first quarter of 2013.  The increase in operating income was primarily the result of net community acquisitions during 2012 and the acquisition of NOC in November 2012.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

The $20.4 million increase in net loss was due primarily to the increase in operating income of $12.6 million being offset by increases in other net nonoperating expenses.  Interest expense increased by $33.2 million primarily as a result of capital lease treatment of the HCP Leased Communities that we acquired in the fourth quarter of 2012.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$322,713	$314,369	$8,344	2.7%
Acquisitions, dispositions, development and expansion	98,467	2,549	95,918	N/M
Ancillary services	41,357	699	40,658	N/M
Unallocated community revenue (a)	182	306	(124)	(40.5%)
Community revenue	462,719	317,923	144,796	45.5%
Management fees	785	5,056	(4,271)	N/M
Reimbursed costs incurred on behalf of managed communities	8,864	51,612	(42,748)	N/M
Total operating revenues	$472,368	$374,591	$97,777	26.1%

Average monthly revenue per occupied unit	$4,012	$4,115	$(103)	(2.5%)
Average occupancy rate	86.4%	86.6%		(0.2) ppt

(a) Comprised primarily of deferred move-in fees.

The increase in revenues of $8.3 million from the Same Community Portfolio was due to improvement in the rates we charge our residents offset by somewhat lower occupancy levels.  As further described in the section Same Community Comparison above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2012, net of dispositions.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $95.9 million.  The increase in ancillary services revenue was the result of our acquisition of NOC in November 2012.

The decrease in management fees and reimbursed costs incurred on behalf of managed communities is the result of the HCP Transaction, in connection with which we no longer manage the 142 communities that were previously owned by the Sunwest JV and are now part of our Consolidated Portfolio as owned and leased properties.

Community Operating Expense:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$218,657	$210,304	$8,353	4.0%
Acquisitions, dispositions, development and expansion	66,388	2,287	64,101	N/M
Ancillary services	31,458	285	31,173	N/M
Unallocated community expenses	7,238	597	6,641	N/M
Community operations	$323,741	$213,473	$110,268	51.7%
As a percentage of total operating revenues	68.5%	57.0%		11.5 ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

Community operating expense includes direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, insurance, and licenses.

Community operating expense in our Same Community Portfolio increased by $8.4 million, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care to our residents, while also pursuing overall expense efficiencies.

Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $64.1 million, due primarily to the HCP Transaction.

Ancillary services expense represents the operating expenses incurred by NOC as well as our durable medical equipment subsidiary.

Unallocated community expenses primarily represent accrued liability adjustments for workers’ compensation insurance and professional and general liability insurance.  We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs.  The increase in the 2013 period compared to the prior year includes an accrual related to an unfavorable jury verdict.  See Note 11, Litigation.

General and Administrative Expense:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Senior living	25,182	23,177	2,005	8.7%
Ancillary services	4,258	246	4,012	N/M
General and administrative	$29,440	$23,423	$6,017	25.7%
As a percentage of total operating revenues	6.2%	6.3%		(0.1) ppt

The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in employee compensation, including noncash stock compensation expense, and professional fees.  Ancillary services represents the general and administrative expenses incurred by NOC as well as our durable medical equipment subsidiary.

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.8% and 5.5% for the three-month periods ended March 31, 2013 and 2012, respectively.  We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

We compute these percentages as follows:
	Three Months Ended March 31,
	2013		2012
	(in thousands, except percentages)
Senior living general and administrative expenses		$25,182		$23,177
Sources of revenue:
Owned and leased	$421,362		$317,224
Managed	16,320		103,514
Total revenue for all communities in our Operated Portfolio		$437,682		$420,738

General and administrative expenses as a percent of
all sources of community revenue		5.8%		5.5%
General and administrative expenses less stock-based
compensation as a percent of all sources of community
revenue		5.0%		4.8%

Transaction Costs:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Transaction costs	$647	$306	$341	111.4%
As a percentage of total operating revenues	0.1%	0.1%		– ppt

Transaction costs primarily represent professional fees, due diligence expenses and other out-of-pocket costs related to prospective and certain completed acquisitions.

Impairment of Long-Lived Assets:

In the first quarter of 2012, we recorded impairment charges of $2.1 million related to two parcels of undeveloped land.  We determined the fair values of the properties based on comparable land sales in the respective local markets.  The impairment charges are reflected in the condensed consolidated statement of operations as impairments of long-lived assets.

Depreciation and Amortization Expense:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$45,218	$32,570	$12,648	38.8%
As a percentage of total operating revenues	9.6%	8.7%		0.9 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $14.3 million, net of a decrease in amortization expense of $1.7 million.  The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio in the fourth quarter of 2012, including the 142 communities in the HCP Transaction, as well as depreciation on capital improvements to our existing communities.  The decrease in amortization expense is the result of resident contract intangible assets acquired in business combinations becoming fully amortized subsequent to March 31, 2012.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

Community Lease Expense:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$30,502	$28,215	$2,287	8.1%
Above/below market rent amortization	1,246	1,754	(508)	(29.0%)
Deferred straight-line rent amortization	216	1,202	(986)	N/M
Community leases	$31,964	$31,171	$793	2.5%
As a percentage of total operating revenues	6.8%	8.3%		(1.5) ppt

The increase in total community lease expense reflected an increase in cash operating lease expense due to rent escalators, which was substantially offset by deferred straight-line rent amortization.  We leased 80 communities under operating leases as of March 31, 2013 and 2012.

Costs Incurred on Behalf of Managed Communities:

	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$8,864	$51,612	$(42,748)	N/M
As a percentage of total operating revenues	1.9%	13.8%		(11.9) ppt

The decrease in costs incurred on behalf of managed communities was due primarily to the HCP Transaction, which significantly reduced the number of communities that we manage for third parties.

Interest Expense:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Interest expense	$72,199	$39,045	$33,154	84.9%
As a percentage of total operating revenues	15.3%	10.4%		4.9 ppt

The increase in interest expense was due primarily to interest on the financing leases and debt acquired in the fourth quarter of 2012 in the HCP Transaction, net of community dispositions.

Change in Fair Value of Derivative Financial Instruments

	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$5	$(211)	$216	N/M
As a percentage of total operating revenues	–	(0.1%)		0.1 ppt

The amounts in each period represent changes in the fair value of our interest rate cap.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

Equity Losses for Unconsolidated Joint Ventures:

	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(12)	$(392)	$380	N/M
As a percentage of total operating revenues	–	(0.1%)		0.1 ppt

The equity losses in the three months ended March 31, 2012 consisted primarily of equity losses of $337,000 from the Sunwest JV, which losses decreased in 2013 due to the HCP Transaction in the fourth quarter of 2012.

The following table sets forth condensed combined statements of operations data primarily for our unconsolidated joint ventures:

	March 31,
	2013	2012
Total revenues	$5,530	$98,472
Community operating expenses	4,365	73,048
Operating income	41	7,719
Net income (loss) (1)	26,484	(5,718)

The Company's share of net income/(loss) (1)	$(12)	$(392)

(1)
In 2012, the Sunwest JV recognized a gain on the sale of communities in connection with the HCP Transaction.  As discussed in Note 4, Emeritus did not recognize its share of this gain, but rather deferred it as part of a financing lease obligation.

Other, net:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Other, net	$1,043	$520	$523	100.6%
As a percentage of total operating revenues	0.2%	0.1%		0.1 ppt

Other, net for the first three months of 2013 consisted primarily of gain on extinguishment of debt of $493,000, amortization of deferred gains of $248,000, gains on the sale of assets of $114,000, and resident late fee finance charges of $168,000.  Other, net for the first quarter of 2012 consisted primarily of amortization of deferred gains of $269,000 and resident late fee finance charges of $138,000.

Income Taxes:
	Three Months Ended March 31,
	2013	2012	$Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(1,106)	$(272)	$(834)	N/M
As a percentage of total operating revenues	(0.2%)	(0.1%)		(0.1) ppt

The income tax provisions in 2013 and 2012 represent estimated state income and franchise tax liabilities.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

Liquidity and Capital Resources

As of March 31, 2013, we had cash and equivalents on hand of $113.5 million compared to $59.8 million at December 31, 2012.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $46.3 million and $55.5 million as of March 31, 2013 and December 31, 2012, respectively.  Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities.  Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities.  Along those lines, the working capital deficit as of March 31, 2013 included a $28.3 million deferred tax asset and, as part of current liabilities, $51.3 million of deferred revenue and unearned rental income.  A $41.9 million deferred tax liability is included in other long-term liabilities.  We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $35.4 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of March 31, 2013.  We intend to refinance, extend, or retire these obligations prior to their maturities.  Given the continuing instability in worldwide credit markets, there can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

Sources and Uses of Cash

We expect to use our cash to invest in our core business as well as other new business opportunities related to our core business.  As discussed above, we expect to refinance or extend our balloon payments of debt principal in the next 12 months; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by conserving its capital expenditures and operating expenses or selling communities or a combination thereof.  Additionally, we expect to receive cash distributions from the wind-down of the Sunwest JV in the remainder of 2013 totaling approximately $34.0 million, assuming the release in full of all funds held in escrow in connection with the HCP Transaction.  In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $25.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities.  As a result, $25.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

We may use our available cash resources for acquisitions and other investments in support of our growth strategy.  Significant acquisitions and/or other new business opportunities will likely require additional outside funding.  We do not plan to pay cash dividends to our common shareholders in the foreseeable future.

Other than normal operating expenses and debt payments, we expect that cash requirements for the next 12 months will consist primarily of capital expenditures.  We expect to increase expenditures both to preserve and maintain our communities as well as to reposition or otherwise invest in return-generating projects.  We also expect to invest in systems and technology in the communities and in our overall support infrastructure.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

The following is a summary of cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012

Cash provided by operating activities	$27,761	$26,192
Cash used in investing activities	(815)	(7,131)
Cash provided by (used in) financing activities	26,783	(12,726)
Net increase in cash and cash equivalents	53,729	6,335
Cash and cash equivalents at the beginning of the period	59,795	43,670
Cash and cash equivalents at the end of the period	$113,524	$50,005

In the first three months of 2013 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.

We used cash in investing activities during the first three months of 2013 primarily for capital expenditures totaling $15.9 million, which were substantially offset by $14.9 million of distributions from unconsolidated joint ventures, primarily the Sunwest JV.  We used cash in investing activities during the first three months of 2012 primarily for capital expenditures.

In the first three months of 2013, financing activities provided $37.8 million in net cash from the sale of stock and exercise of stock options, including $31.3 million from the March 2013 secondary public offering, and $50.0 million of proceeds from the NOC credit facility (net of $3.7 million distributed to the noncontrolling interest holders of NOC).  Cash paid for debt and capital lease principal payments totaled $56.0 million, including $42.9 million paid to HCN for early retirement of debt.  We intend to repay a $30.0 million note payable to Ventas in the second quarter of 2013 (see Note 5, Long-Term Debt).  In the first three months of 2012, we used cash in financing activities primarily for the repayment of debt and lease obligations.

As of March 31, 2013, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $108.6 million.

Payment Commitments

The following table summarizes our contractual obligations as of March 31, 2013 (in thousands):

	Principal Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,608,349	$81,218	$186,411	$567,114	$773,606
Capital and financing leases including current portion	2,459,651	27,369	78,044	103,144	2,251,094
Operating leases	888,261	120,511	243,517	235,816	288,417
Liability related to unrecognized tax benefits (b)	353	–	–	–	–
	$4,956,614	$229,098	$507,972	$906,074	$3,313,117

(a)  Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.
(b)  We have recognized total liabilities related to unrecognized tax benefits of $353,000 as of March 31, 2013.  The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

The following table summarizes interest on our contractual obligations as of March 31, 2013 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$476,446	$99,042	$173,162	$127,402	$76,840
Capital and financing lease obligations	4,522,681	159,249	324,485	326,102	3,712,845
	$4,999,127	$258,291	$497,647	$453,504	$3,789,685

The amounts above do not include our direct and indirect guarantees of the construction loans payable by two Wegman joint ventures, Deerfield and Vestal.  Emeritus has a 50% ownership interest in these joint ventures and we account for them as unconsolidated equity method investments.  As of March 31, 2013, the loan balance for Deerfield was $8.3 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.50%.  Emeritus and Wegman have each provided to the lender an unconditional guarantee of payment of this loan.  As of March 31, 2013, the loan balance for Vestal was $6.6 million with a variable interest rate at LIBOR (floor of 1.5%) plus 4%.  Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay either of these loans, our share of the obligation would be 50%.

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

As of March 31, 2013, the Company has approximately $1.6 billion outstanding of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 68.6% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions.  These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $387.1 million, or approximately 24.1% of our total debt outstanding.  These obligations were incurred to facilitate community acquisitions over the past few years, were typically issued to and secured by the assets of each

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

SPE, which consist of the real and personal property and intangible assets of a single community.  The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage.  These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds.  Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances.  In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy.  These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender.  Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $117.2 million provided by real estate investment trusts (“REIT”s) to facilitate community acquisitions, or approximately 7.3% of our total debt outstanding.  These obligations are generally unsecured or are secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company, and performance under the debt obligations are guaranteed by the Company.  Our guaranty generally contains a requirement to maintain minimum cash and/or net worth balances.  Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies under an event of default include the acceleration of payments of the related obligations.

As of March 31, 2013, we operated 274 communities under long-term lease arrangements, of which 249 were leased from publicly traded REITs.  Of the 274 leased properties, 50 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios.  Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy.  Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements.   As of March 31, 2013, we were in violation of financial covenants in two lease agreements covering five communities and one loan agreement covering two communities.  We obtained waivers from the lessors and lender through June 30, 2013 and, as such, are currently in compliance.

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

We believe that our accounting policies regarding revenue recognition, investments in joint ventures, asset impairments, goodwill impairment, stock-based compensation, leases, self-insurance reserves, and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision become known.  For a summary of all of our significant accounting policies, see Note 1, Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2012 Annual Report on Form 10-K (“Form 10-K”).

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

In our Form 10-K, we provide additional analysis of our significant accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies and Use of Estimates.  The following is an update to our analyses related to revenue recognition and self-insurance reserves.

Revenue Recognition

Approximately 20.4% and 12.5% of our community revenue in the 2013 and 2012 first-quarter periods, respectively, were derived from governmental reimbursement programs such as Medicare and Medicaid.  We record billings for services under third-party payor programs net of contractual adjustments as determined by the specific program.  We accrue any retroactive adjustments when assessed, regardless of when the assessment is paid or withheld, even if we have not agreed to or are appealing the assessment.  We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known.  Nearly all of NOC’s revenues are derived from Medicare.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation.  As a result, there is at least a reasonable possibility that recorded estimates may change in the near term.  The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance (see Note 11).

We are self-insured for professional liability risk with respect to 234 of the 466 communities in our Consolidated Portfolio.  The other 232 communities are insured with conventional indemnity policies.  The liability for self-insured incurred but not yet reported claims was $29.9 million and $25.8 million at March 31, 2013 and December 31, 2012, respectively.  We believe that the range of reasonably possible losses as of March 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $28.4 million to $48.5 million.  The high end of the range reflects the potential for high-severity losses.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The liability for known claims and incurred not yet reported claims was $23.8 million and $25.0 million as of March 31, 2013 and December 31, 2012, with corresponding estimated amounts receivable from the insurance companies of $16.4 million and $18.7 million, respectively.

We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program.  The liability for self-insured known claims and incurred but not yet reported claims was $38.9 million and $38.3 million at March 31, 2013 and December 31, 2012, respectively.  We believe that the range of reasonably possible losses as of March 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $36.6 million to $41.3 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs.  The liability for self-insured incurred but not yet reported claims was $11.6 million and $10.0 million at March 31, 2013 and December 31, 2012, respectively.  A 10.0% change in the estimated liability at March 31, 2013 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.2 million.

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
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

future occurrences and claims differ from these assumptions and historical trends.  Changes in self-insurance reserves are recorded as an increase or decrease to expense in the period that the determination is made.

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  The ACA did not have a material financial impact on our Company in the first three months of 2013.  However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services.  The monthly charges for the resident's unit and assisted living services are influenced by the location of the community and local competition.  Our ability to increase revenues in proportion to increased operating expenses may be limited.  We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 20.4% of revenues for the three months ended March 31, 2013.  In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future.  The near-term negative economic outlook in the United States may impact our ability to raise prices.  In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be excluded or included in most measures under GAAP.

Definition of Adjusted EBITDA:

We define Adjusted EBITDA as net income (loss) adjusted for the following items:

•	Depreciation and amortization;
•	Interest income;
•	Interest expense;
•	Net equity earnings or losses for unconsolidated joint ventures;
•	Provision for income taxes;
•	Certain noncash revenues and expenses; and
•	Transaction costs.

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
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(39,665)	$(19,395)
Depreciation and amortization	45,218	32,570
Interest income	(110)	(104)
Interest expense	72,199	39,045
Net equity losses for unconsolidated joint ventures	12	392
Income tax provision	1,106	272
Amortization of above/below market rents	1,246	1,754
Amortization of deferred gains	(248)	(269)
Gain on early extinguishment of debt	(493)	–
Stock-based compensation	3,331	2,845
Change in fair value of derivative financial
instruments	(5)	211
Deferred revenue	2,088	(299)
Deferred straight-line rent	216	1,202
Impairment of long-lived assets	–	2,135
Transaction costs	647	321
Self-insurance reserve adjustments	7,482	397
Adjusted EBITDA	93,024	61,077
Community lease expense, net	30,502	28,215
Adjusted EBITDAR	$123,526	$89,292

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Adjusted EBITDAR	$123,526	$89,292
Interest income	110	104
Interest expense	(72,199)	(39,045)
Income tax provision	(1,106)	(272)
Amortization of loan fees	790	845
Allowance for doubtful receivables	2,172	2,308
Changes in operating assets and liabilities, net	5,044	1,264
Transaction costs	(647)	(321)
Self-insurance reserve adjustments	(7,482)	(397)
Operating lease expense	(30,502)	(28,215)
Other	8,055	629
Net cash provided by operating activities	$27,761	$26,192

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;
•	Repayment of capital lease and financing obligations;
•	Recurring capital expenditures; and
•	Distributions from unconsolidated joint ventures, net.

We define CFFO, as adjusted, as CFFO adjusted for self-insurance reserve adjustments related to prior years and transaction costs.

Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO.  Amounts excluded from recurring routine capital expenditures consist primarily of community acquisitions, including expenditures incurred in the months immediately following acquisition (and specifically excluding the $30.0 million capital commitment under the HCP Lease), new construction and expansions, ROI-designated projects, computer hardware and software purchases, and purchases of vehicles.

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months Ended March 31, 2013 and 2012

The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Net cash provided by operating activities	$27,761	$26,192
Changes in operating assets and liabilities, net	(5,044)	(1,264)
Repayment of capital lease and financing obligations	(6,001)	(3,894)
Recurring capital expenditures	(5,661)	(4,455)
Distributions from unconsolidated joint ventures (1)	177	26
Cash From Facility Operations	11,232	16,605
Transaction costs	647	306
Self-insurance reserve adjustments, prior years	7,482	397
Cash From Facility Operations, as adjusted	$19,361	$17,308

(1)	Excludes distributions resulting from the HCP Transaction, the sale of communities and refinancing of debt.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings.  At March 31, 2013, we had approximately $354.2 million of variable rate borrowings based on the monthly LIBOR.  Of this total variable rate debt, $104.2 million on varies with LIBOR with no LIBOR floors or ceilings.  For every 1.0% change in the LIBOR on this $104.2 million in variable rate debt, interest expense will either increase or decrease by $1.0 million.  As of March 31, 2013, the weighted average variable rate was 5.00% in excess of LIBOR on $104.2 million of the variable rate debt, and the monthly and 90-day LIBOR was 0.203% and 0.282%, respectively.  In addition, we have variable rate debt of $250.1 million that has LIBOR floors at a weighted average floor of 1.10% and a weighted average spread of 4.10%, for a total weighted average rate of 5.20%.  The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 1.10% weighted average floor.  Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.  This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to March 31, 2013.  This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In October 2011, pursuant to the terms of a credit agreement related to the Blackstone JV Communities, we purchased an interest rate cap for $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.

Item 4.  Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.  The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended).  Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2013.  Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b)  Changes in internal controls.  Management has evaluated the effectiveness of our internal controls through March 31, 2013.  Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the first quarter of 2013, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

In March 2013, a Sacramento County Superior Court jury returned a verdict against the Company in a professional liability case (Joan Boice et al. v. Emeritus Corporation et al., filed November 12, 2009).  The jury awarded $4.1 million in compensatory damages and $23.0 million in punitive damages.  The court reduced the compensatory damages to a total of $500,000 by operation of law and entered judgment thereon.   The Company intends to appeal the rulings and judgment of the court.

Item 1A.  Risk Factors

There were no material changes to risk factors during the first quarter of 2013 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results.  The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6.  Exhibits

See Index to Exhibits, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2013	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

			Footnote
Number	Description		Number

10.94	Documents related to Nurse on Call, Inc.
	10.94.03	Term Credit Agreement dated February 25, 2013 among Nurse On Call, Inc. and subsidiaries, Home Health Care Holdings LLC, Emericare NOC LLC, Emeritus Properties III, LLC, and Emeritus Corporation, as Guarantors, and KeyBank National Association.	(1)
	10.94.04	Term Promissory Note in the amount of $30,000,000 dated February 25, 2013 between Nurse On Call, Inc. and subsidiaries and KeyBank National Association	(1)
	10.94.05	Term Promissory Note in the amount of $20,000,000 dated February 25, 2013 between Nurse On Call, Inc. and subsidiaries and Cadence Bank, N.A.	(1)
	10.94.06	Amendment to Put/Call Agreement dated November 1, 2012 by and among Emeritus Corporation, EmeriCare NOC LLC and several Minority Members dated February 25, 2013.	(1)
10.96	Documents related to the Diablo Lease
	10.96.01	Diablo Lodge lease dated January 15, 2013 between Diablo Lodge, LLC, Landlord, and Emeritus Corporation, Tenant.	(1)
31.10	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 3, 2013.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 3, 2013.
32.10	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 3, 2013.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 3, 2013.
101	XBRL Files
	101.INS	XBRL Instance Document	(1)
	101.SCH	XBRL Taxonomy Extension Schema	(1)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(1)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	(1)
	101.LAB	XBRL Taxonomy Extension Label Linkbase	(1)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(1)

Footnotes:
(1)	Filed herewith.