Form 10-Q
period 2013-06-30
EMERITUS CORP\WA\
filed 2013-08-02
CIK 1001604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2013, 47,685,063 shares of the Registrant’s Common Stock were outstanding.

EMERITUS CORPORATION

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$133,867	$59,795
Short-term investments	6,251	4,910
Trade accounts receivable, net of allowance of $8,318 and $7,179	56,164	53,138
Other receivables	8,616	28,533
Tax, insurance, and maintenance escrows	25,756	23,813
Prepaid insurance expense	23,398	24,297
Deferred tax asset	31,430	33,781
Other prepaid expenses and current assets	9,618	12,185
Property held for sale	16,082	—

Total current assets	311,182	240,452
Investments in unconsolidated joint ventures	2,082	2,513
Property and equipment, net of accumulated depreciation of $617,187 and $533,710	3,960,640	4,011,884
Restricted deposits and escrows	55,967	50,671
Goodwill	186,745	186,756
Other intangible assets, net of accumulated amortization of $37,036 and $47,547	127,186	131,971
Other assets, net	29,074	36,503

Total assets	$4,672,876	$4,660,750

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST

Current Liabilities:
Current portion of long-term debt	$73,943	$49,381
Current portion of capital lease and financing obligations	29,742	25,736
Trade accounts payable	25,774	14,244
Accrued employee compensation and benefits	47,165	53,606
Accrued interest	7,702	8,467
Accrued real estate taxes	15,444	16,432
Accrued insurance liabilities	40,328	44,867
Other accrued expenses	31,043	30,291
Deferred revenue	24,867	22,417
Unearned rental income	23,772	30,552

Total current liabilities	319,780	295,993
Long-term debt obligations, less current portion	1,476,008	1,558,936
Capital lease and financing obligations, less current portion	2,480,634	2,384,857
Deferred gain on sale of communities	3,253	3,743
Deferred straight-line rent	69,826	63,920
Other long-term liabilities	130,446	128,472

Total liabilities	4,479,947	4,435,921

Redeemable noncontrolling interest	10,488	10,105
Commitments and contingencies
Shareholders’ Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	—	—
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and outstanding 47,681,063 and 45,814,988 shares	5	5
Additional paid-in capital	883,430	839,511

Accumulated deficit	(703,806)	(628,093)

Total Emeritus Corporation shareholders’ equity	179,629	211,423
Noncontrolling interest	2,812	3,301

Total shareholders’ equity	182,441	214,724

Total liabilities, shareholders’ equity, and noncontrolling interest	$4,672,876	$4,660,750

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Community and ancillary services revenue	$467,810	$318,628	$930,529	$636,551
Management fees	595	5,141	1,380	10,197
Reimbursed costs incurred on behalf of managed communities	7,521	51,033	16,385	102,645

Total operating revenues	475,926	374,802	948,294	749,393

Expenses:
Community and ancillary services operations (exclusive of depreciation,amortization and community leases shown separately below)	319,848	213,571	643,589	427,044
General and administrative	28,891	22,987	58,331	46,410
Transaction costs	895	882	1,542	1,188
Impairments of long-lived assets	—	—	—	2,135
Depreciation and amortization	45,194	32,993	90,412	65,563
Community leases	32,239	31,016	64,203	62,187
Costs incurred on behalf of managed communities	7,521	51,033	16,385	102,645

Total operating expenses	434,588	352,482	874,462	707,172

Operating income from continuing operations	41,338	22,320	73,832	42,221

Other income (expense):
Interest income	118	98	228	202
Interest expense	(72,090)	(38,587)	(144,289)	(77,632)
Change in fair value of derivative financial instruments	172	(534)	177	(745)
Net equity earnings (losses) for unconsolidated joint ventures	5	(80)	(7)	(472)
Other, net	682	361	1,725	881

Net other expense	(71,113)	(38,742)	(142,166)	(77,766)

Loss from continuing operations before income taxes	(29,775)	(16,422)	(68,334)	(35,545)
Provision for income taxes	(1,190)	(324)	(2,296)	(596)

Loss from continuing operations	(30,965)	(16,746)	(70,630)	(36,141)
Loss from discontinued operations	(5,368)	(5,007)	(5,368)	(5,007)

Net loss	(36,333)	(21,753)	(75,998)	(41,148)
Net loss attributable to the noncontrolling interests	376	34	285	48

Net loss attributable to Emeritus Corporation common shareholders	$(35,957)	$(21,719)	$(75,713)	$(41,100)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.66)	$(0.38)	$(1.52)	$(0.81)
Discontinued operations	(0.11)	(0.11)	(0.12)	(0.11)

	$(0.77)	$(0.49)	$(1.64)	$(0.92)

Weighted average common shares outstanding	46,805	44,612	46,115	44,597

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(36,333)	$(21,753)	$(75,998)	$(41,148)
Other comprehensive loss	—	—	—	—
Comprehensive loss attributable to the noncontrolling interests	376	34	285	48

Comprehensive loss attributable to Emeritus Corporation common shareholders	$(35,957)	$(21,719)	$(75,713)	$(41,100)

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(75,998)	$(41,148)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	90,412	65,563
Amortization of above/below market rents	2,471	3,378
Amortization of deferred gains	(490)	(533)
Loss on lease termination	505	—
(Gain) loss on early extinguishment of debt	(479)	625
Impairments of long-lived assets	5,206	6,678
Amortization of loan fees	1,552	1,680
Allowance for doubtful receivables	4,384	5,225
Equity investment losses	7	472
Loss (gain) on sale of assets	119	(205)
Stock-based compensation	6,809	5,679
Change in fair value of derivative financial instruments	(177)	745
Deferred straight-line rent	294	2,298
Deferred revenue	2,336	(450)
Non-cash interest expense	16,279	1,309
Other	651	(73)
Change in other operating assets and liabilities	2,208	17,273

Net cash provided by operating activities	56,089	68,516

Cash flows from investing activities:
Purchase of property and equipment	(31,844)	(11,399)
Acquisitions	(4,881)	—
Proceeds from sale of assets	25,338	3,725
Advances from affiliates and other managed communities, net	13,078	481
Distributions from (contributions to) unconsolidated joint ventures, net	46,147	(637)
Other assets	(749)	(179)

Net cash provided by (used in) investing activities	47,089	(8,009)

Cash flows from financing activities:
Sale of stock, net	41,823	623
Proceeds from lease extensions	6,055	—
Distributions to noncontrolling interests, net	(3,726)	—
Increase in restricted deposits	(1,190)	(1,655)
Debt issuance and other financing activities	(888)	(1,118)
Proceeds from long-term borrowings and financings	50,000	10,553
Repayment of long-term borrowings and financings	(108,370)	(29,711)
Repayment of capital lease and financing obligations	(12,810)	(8,077)

Net cash used in financing activities	(29,106)	(29,385)

Net increase in cash and cash equivalents	74,072	31,122
Cash and cash equivalents at the beginning of the period	59,795	43,670

Cash and cash equivalents at the end of the period	$133,867	$74,792

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$127,113	$75,574
Cash paid during the period for income taxes	1,531	1,016
Cash received during the period for income tax refunds	19	46
Non-cash financing and investing activities:
Change in receivable from exercise of stock options	806	19
HCP Transaction:
Increase in property and equipment and financing lease obligation	32,596	—

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

Note 1. Description of Business

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us,” or “our”) is a senior living service provider focused on operating residential style communities throughout the United States. Our assisted living and Alzheimer’s and dementia care (“memory care”) communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of our communities offer independent living alternatives and, to a lesser extent, skilled nursing care. We also offer a range of outpatient therapy and home health services in the state of Florida. As of June 30, 2013, we owned 190 communities and leased 273 communities. These 463 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”

We also provide management services to independent and related-party owners of senior living communities. As of June 30, 2013, we managed 15 communities, three of which are owned by joint ventures in which we have a financial interest. The majority of our management agreements provide for fees of 5.0% of gross revenues. The communities that we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

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

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of June 30, 2013 and for all periods presented. Except as otherwise disclosed in these notes to the condensed consolidated financial statements, such adjustments are of a normal, recurring nature. Our results of operations for the period ended June 30, 2013 are not necessarily indicative of the results of operations that we may achieve for the full year ending December 31, 2013. We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2012 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2012. Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

Segment Information

In November 2012, we acquired Nurse On Call, Inc. (“NOC”), a home healthcare provider. Also, we began leasing 129 senior living communities in the fourth quarter of 2012 and four communities in the first quarter of 2013 that we had previously managed for an unconsolidated joint venture (the “HCP Transaction”) (Note 4). As a result of these transactions, Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including NOC; (ii) the 133 communities leased in the HCP Transaction (the “HCP Leased Communities”); and (iii) the legacy Emeritus communities.

However, for financial reporting purposes, these operating segments are combined into one reportable segment, which is assisted living and related services, because NOC’s revenues, net income, and total assets are less than 10% of those of Emeritus, and the leased senior living communities meet applicable aggregation criteria and are therefore combined.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted ASU 2012-02 effective January 1, 2013 and it did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. Instead, an entity is required to present either a continuous statement of net income and OCI or in two separate but consecutive statements. We adopted ASU 2011-05 beginning with our financial statements for the first quarter of 2012, and it resulted only in changes to presentation of our financial statements. In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to present, either on the face of the income statement or in the notes, the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted ASU 2013-02 effective January 1, 2013, and it did not have a material impact on our financial statements or related disclosures.

Revision of Prior Period Financial Statements

In the first quarter of 2013, we determined that portions of our accruals for professional and general liability and workers’ compensation, which are not expected to be paid within one year of the balance sheet date, should be classified as long-term liabilities (Note 11). The prior-period financial statements included in this filing have been revised to reflect this correction, which decreased current liabilities and increased long-term liabilities by $55.7 million as of December 31, 2012. In addition, a portion of receivables from insurance companies related to professional and general liability was reclassified, which decreased current assets and increased other assets, net, by $10.1 million as of December 31, 2012. A portion of prepaid insurance expense related to our workers’ compensation program was reclassified, which decreased current assets and increased restricted deposits and escrows by $27.4 million as of December 31, 2012.

In addition, certain reclassifications were made to the condensed consolidated balance sheet as of December 31, 2012 to conform to the current-year presentation. Specifically, the current portion of accrued professional and general liability and workers’ compensation, as well as accrued health insurance, are included in accrued insurance liabilities as of June 30, 2013 and December 31, 2012. As of December 31, 2012, we reclassified $23.7 million related to workers compensation and health insurance from accrued employee compensation and benefits to accrued insurance liabilities.

Note 3. Stock-Based Compensation

As of June 30, 2013, we have three equity incentive plans under which equity awards are outstanding: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”). In May 2013, our shareholders approved an amendment to the 2006 Plan, whereby our board of directors terminated the Directors Plan. Shares previously available for issuance under the Directors Plan but not issued under that plan are or will become available for issuance under the 2006 Plan. Future equity awards to directors will be made under the 2006 Plan.

Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).

We record compensation expense based on the fair value for all stock-based awards, which amounted to $3.5 million and $2.8 million for the three months ended June 30, 2013 and 2012, respectively, and $6.8 million and $5.7 million for the six months ended June 30, 2013 and 2012, respectively.

Stock Incentive Plans

The following table summarizes our stock option activity for the six months ended June 30, 2013:

	2013
	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of period	4,401,418	$19.46	$25,568
Exercised	(609,996)	15.34	7,241
Forfeited/expired	(96,863)	19.34

Outstanding at end of period	3,694,559	20.15	14,893

Options exercisable	2,235,396	20.95	8,667

Options exercisable in the money	1,343,846		8,667
Options exercisable out of the money	891,550		—

The following table summarizes our restricted stock activity for the six months ended June 30, 2013:

		2013
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	801,172	$19.27
Granted	41,648	25.93
Vested	(108,750)	16.17

Outstanding unvested at end of period	734,070	20.10

Note 4. Acquisitions and Other Significant Transactions

We make acquisitions of certain businesses and complete other transactions from time to time that we believe align with our strategic intent to, among other factors, enhance the overall care of our residents as well as maximize our revenues, operating income, and cash flows.

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

In June 2013, we sold one community to HCP, Inc. (“HCP”), a real estate investment trust, and leased it back from HCP. The sale price was $18.0 million and we used $13.0 million of the proceeds to pay down mortgage debt. The lease with HCP is for an initial term of 15 years, with options for two additional ten-year terms. Because of continuing involvement in the property in the form of a purchase option, we are accounting for the lease as a financing lease, and therefore recorded the $18.0 million of sales proceeds as a financing lease obligation.

In June 2013, we extended the term of a community lease for an additional 15 years, with two ten-year extensions available. In addition, we waived our right to exercise the purchase option on the property in exchange for a $6.1 million cash payment from the lessor, which represents the difference between the current market value of the property and the purchase option price. The amended lease provides us with an option to purchase the community beginning in 2020.

In April 2013, we purchased a 20-unit assisted living community that we previously leased from Ventas, Inc. (“Ventas”) (Note 5). The purchase price was $3.9 million, and we accounted for the transaction as an asset purchase.

In March 2013, we entered into a 15-year lease for a 117-unit assisted living community in California. Base rent is initially $1.8 million per year, increasing by 3.0% annually. We have the option to extend the lease term for an additional ten years. We are accounting for this transaction as an operating lease.

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

2012 HCP Transaction

Prior to October 2012, the Company held a 6.0% ownership interest in a joint venture (the “Sunwest JV”) with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”), Columbia Pacific Opportunity Fund (“Columbia Pacific”), which is controlled by Daniel R. Baty, a founder of the Company and the Chairman of our board of directors, and certain other tenant-in-common investors. In October 2012, the Sunwest JV entered into a purchase and sale agreement with Emeritus and HCP, whereby the Sunwest JV agreed to sell to HCP 142 of its communities (the “Properties”), 133 of which were then leased to Emeritus (the “HCP Leased Communities”) and nine were sold to Emeritus (the “Emeritus Nine Communities”) for $62.0 million, with $52.0 million financed with a loan from HCP (the “HCP Loan”). The HCP Leased Communities are operated by Emeritus under lease agreements with HCP (collectively, the “HCP Lease”) and became, at the date of closing, part of the Company’s Consolidated Portfolio. The Emeritus Nine Communities are operated by Emeritus, except for one that continues to be managed by an unrelated third party. In April 2013, we sold one of the Emeritus Nine communities for $5.3 million. The net proceeds from the sale were used to reduce the principal balance of the HCP Loan.

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

When final distributions are made by the Sunwest JV, Emeritus expects to have received, in total, cash of approximately $139.0 million, comprised of approximately $45.0 million for the Company’s ownership interest in the Sunwest JV and a promote incentive payment of approximately $94.0 million based on the final rate of investment return to the Sunwest JV’s investors. As of June 30, 2013, Emeritus had received total cash distributions of $135.5 million related to the sale. Remaining distributions are expected by the end of 2013.

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

We are accounting for the HCP Lease as a financing capital lease and our acquisition of the Emeritus Nine Communities as an asset purchase. Due to our ownership interest in the Sunwest JV, we are accounting for the acquisition of the HCP Leased Communities as a sale and leaseback. Because we currently expect to exercise all renewal options, we will have substantial continuing involvement in the HCP Leased Communities. As a result, in accordance with GAAP, we deferred the gain associated with our equity interest in the Sunwest JV and account for it as a portion of the lease financing obligation. As a component of the lease financing obligation, it will be amortized as a reduction of principal over the estimated lease period. As of June 30, 2013, the deferred gain was $122.5 million, which represents our share of the cash proceeds from the sale through June 30, 2013, including the promote incentive, net of our investment in the Sunwest JV.

2012 Nurse On Call Acquisition

In November 2012, we purchased Nurse On Call, Inc., the largest Medicare-licensed provider of home healthcare services in Florida. We paid cash of $102.9 million (net of cash acquired) for 91.0% of the equity of NOC’s parent company, and the remaining equity is owned by certain members of NOC’s management team (the “Minority Members”). We acquired NOC in order to increase our service offerings to seniors, with the future goal of expanding this platform beyond Florida.

In connection with the NOC acquisition, we entered into a put/call agreement, whereby the Minority Members have the right to require us to purchase certain of their equity interests beginning on January 1, 2016 (or earlier upon the occurrence of certain events). Likewise, we have the right to require any of the Minority Members to sell certain of their equity interests to us beginning on January 1, 2016 (or earlier, if any of the Minority Members cease to be an employee). The purchase price will be based on a formula specified in the put/call agreement. Because the minority members have a put right, under GAAP the equity held by the Minority Members is classified on the consolidated balance sheet as redeemable noncontrolling interest, which is outside of our permanent equity. The balance of redeemable noncontrolling interest as of June 30, 2013 and December 31, 2012 was $10.5 million and $10.1 million, respectively, which represents the estimated redemption value as of those dates. During the first quarter of 2013, the Minority Members received a $3.9 million distribution from the proceeds of a $50.0 million credit facility that NOC entered into in February 2013 (Note 5). We recorded this distribution as additional paid-in capital.

The following table sets forth the effect on our results of operations had the acquisition of NOC occurred as of January 1, 2012 (in thousands):

	Pro Forma Combined (unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012

Total operating revenues	$475,926	$410,729	$948,294	$821,189
Operating income from continuing operations	41,338	26,612	73,832	50,459
Loss from continuing operations before income taxes	(29,775)	(12,158)	(68,334)	(27,746)
Net loss attributable to Emeritus Corporation common shareholders	(35,957)	(17,455)	(75,713)	(33,301)

Basic and diluted loss per common share attributable to Emeritus Corporation common shareholders	$(0.77)	$(0.39)	$(1.64)	$(0.75)

Basic and diluted weighted average common shares outstanding	46,805	44,612	46,115	44,597

Dispositions

In the second quarter of 2013, we sold two communities and terminated the lease on one community, representing a total of 194 units. Aggregate sales proceeds of $7.3 million were used to pay down debt. Impairment charges and losses on sale, including impairment charges related to property held for sale as of June 30, 2013, totaled $5.2 million, which are included in loss from discontinued operations.

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

Note 5. Long-Term Debt

NOC Credit Facility

In February 2013, NOC and its subsidiaries (the “NOC Entities”) entered into a $50.0 million syndicated credit facility with KeyBank National Association and certain other lenders. The credit facility consists of a $50.0 million term loan, the proceeds of which are being used primarily to finance its expansion, to refinance existing indebtedness of Emeritus, and other general corporate purposes.

The loan has a four-year term, maturing in February 2017, and the interest accrues, at the election of NOC, at a base rate or LIBOR, plus an applicable spread based on the NOC Entities’ total leverage ratio. As of the date of this report, the interest rate is equal to LIBOR plus 4.75%. Principal of the term loan is payable quarterly in equal installments of $1.875 million. The NOC Entities paid loan fees and related expenses of $814,000 in connection with establishing the credit facility.

The credit facility is secured by substantially all of the personal property of the NOC Entities and by NOC’s stock, and is cross-collateralized and cross-defaulted with existing KeyBank loans to Emeritus. In addition, Emeritus, affiliates of Emeritus and NOC’s parent company guaranty the payment and performance of the NOC Entities under the credit facility. The credit agreement underlying the credit facility contains usual and customary events of default and affirmative and negative covenants that, among other things, place limitations on the NOC Entities’ ability to create or allow liens to exist, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments. The credit agreement also contains financial covenants of the NOC Entities measured on a consolidated basis that include a debt service coverage ratio, total leverage ratio and minimum required levels of liquidity and net worth. Emeritus, as guarantor, must maintain specified fixed charge coverage ratios on a consolidated basis and, during the first 12 months of the loan, a minimum of $25.0 million of liquidity as of the last day of each fiscal quarter (reduced to $20.0 million thereafter).

Debt Repayments

In May 2013, we repaid a $30.0 million note payable to a subsidiary of Ventas. The interest rate on the note was 8.80%.

In March 2013, we reduced the principal balance of a note payable to Health Care REIT, Inc. (“HCN”) from $45.8 million to $15.8 million. As of June 30, 2013, the note bears interest at 8.77%. We repaid the balance of this note in July 2013.

In January 2013, we retired a note payable to HCN with an outstanding principal balance of $12.9 million and an interest rate of 9.99%.

Debt and Lease Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default. Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities. Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner. Such cross-default provisions affect the majority of our properties. Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted. As of June 30, 2013, we were in violation of financial covenants in two loan agreements. For one loan agreement covering two communities, we obtained a waiver from the lender through June 30, 2013 and so are in compliance. For the other loan agreement covering 23 communities, in July 2013 we entered into a loan modification agreement with the lender, which includes (i) a reduction in the minimum financial covenant for the periods ended June 30, 2013 through June 30, 2014 and (ii) a $3.3 million pay-down of the loan balance. As such, we are currently in compliance with this loan agreement.

As of December 31, 2012, we were not in compliance with certain financial covenants required by our master lease agreement with Ventas. In February 2013, we received a waiver of these violations through January 1, 2014 in connection with the modification of the master lease. Such modifications include a resetting of the lease coverage ratios, the ability to cure up to four lease coverage shortfalls with cash deposits, and an extension of the period allowed for us to exercise

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

purchase options. In addition, in accordance with a put option provision in the master lease related to two communities, in April 2013, we purchased one of the communities from Ventas for the option price of $3.9 million (Note 12). The difference between the option price and our estimate of the fair value of the community was $2.3 million, which we recorded as additional rent expense and a current liability as of December 31, 2012. The other community remains subject to a put option if certain financial covenants are not met, beginning in the first quarter of 2014. As of June 30, 2013, the community met the covenant requirement.

Note 6. Derivative Financial Instruments

Pursuant to the terms of a credit agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million. This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan. As of June 30, 2013, the fair value of the interest rate cap was $341,000, which is included in other assets, net, in the condensed consolidated balance sheet (Note 9). The contract expires in June 2016.

Note 7. Loss Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. As of June 30, 2013 and 2012, we had outstanding stock options totaling 3.7 million and 4.4 million, respectively, that were excluded from the computation of net loss per share because they were antidilutive.

Performance-based restricted and unvested shares, totaling 734,070 shares as of June 30, 2013, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

In regard to the equity held by the Minority Members of NOC, we estimate the redemption value of the redeemable noncontrolling interest based on the formula specified in the NOC put/call agreement (Note 4). Because the redemption value is not based on fair value, and the terms of the redemption feature are not included in our attribution of net income or loss to the noncontrolling interest, we are required under GAAP to apply the two-class method for calculating net loss per share. Under the two-class method, net loss attributable to Emeritus common shareholders is adjusted for the change in the excess of the noncontrolling interest’s estimated redemption value over its measurement amount per ASC Section 480-10-S99 (i.e., acquisition fair value adjusted for dividends and attribution of net income or loss). This calculation has no material impact on our consolidated net loss per share attributable to Emeritus common shareholders.

Note 8. Liquidity

As of June 30, 2013, we had a working capital deficit of $8.6 million compared to a working capital deficit of $55.5 million at December 31, 2012. We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities. Additionally, the working capital deficit as of June 30, 2013 included the following non-cash items: a $31.4 million deferred tax asset and, as part of current liabilities, $48.6 million of deferred revenue and unearned rental income. Additionally, a $45.3 million deferred tax liability is included in other long-term liabilities as of June 30, 2013. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $21.8 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of June 30, 2013. Also included in the current portion of long-term debt is $16.7 million related to communities held for sale as of June 30, 2013 (Note 12). This debt will be repaid with the proceeds from the sales when completed.

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

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

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

In the six months ended June 30, 2013 and 2012, we reported net cash provided by operating activities of $56.1 million and $68.5 million, respectively, in our condensed consolidated statements of cash flows. Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations. We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

As discussed above, we expect to repay, refinance or extend our balloon payments due in the next 12 months. If we are unable to do so, or if additional principal payments are required as a result of covenant violations, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by reducing or delaying its capital expenditures and operating expenses, selling communities or a combination thereof.

In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities, and a minimum $25.0 million balance of unencumbered liquid assets on the last day of each fiscal quarter. As a result, between $20.0 million and $25.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

Note 9. Fair Value Disclosures

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 30, 2013
Assets
Investment securities - trading	$6,251	$—	$—	$6,251
Interest rate cap agreement	—	341	—	341

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2012
Assets
Investment securities - trading	$4,910	$—	$—	$4,910
Interest rate cap agreement	—	164	—	164

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

Three Months and Six Months Ended June 30, 2013 and 2012

Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and we consider many factors specific to the asset or liability.

We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, and long-term debt. As of June 30, 2013 and December 31, 2012, the fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as prevailing interest rates (Level 2 inputs). The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt	$1,549,951	$1,588,834	$1,608,317	$1,663,687

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

In the second quarter of 2013, we recorded impairment charges of $5.2 million related to two communities that we disposed of and four that are held for sale as of June 30, 2013, which are included in loss from discontinued operations. We determined the fair value of the assets based on the executed purchase and sale agreements.

In the second quarter of 2012, we recorded impairment charges of $4.3 million related to two communities that were classified as held for sale as of June 30, 2012. We determined the fair values based on pending purchase offers, less estimated selling costs (Level 2 input). The impairment charges are included in loss from discontinued operations.

In the first quarter of 2012, we recorded impairment charges of $2.1 million related to two parcels of undeveloped land. We determined the fair values of the properties based on comparable land sales in the respective local markets (Level 2 input). The impairment charges are reflected in the condensed consolidated statement of operations as impairments of long-lived assets.

Note 10. Income Taxes

Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living, Inc. in 2007. These liabilities, which totaled $107,000 as of June 30, 2013, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.

We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

likely than not to be realized. Deferred tax assets are recorded as current assets in the condensed consolidated balance sheets and amounted to $31.4 million and $33.8 million as of June 30, 2013 and December 31, 2012, respectively. Deferred tax liabilities amounted to $45.3 million and $46.8 million as of June 30, 2013 and December 31, 2012, respectively, which are included in other long-term liabilities in the condensed consolidated balance sheets.

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

In March 2013, a Sacramento County Superior Court jury returned a verdict against the Company in a professional liability case. The jury awarded $4.1 million in compensatory damages and $23.0 million in punitive damages. The court reduced the compensatory damages to a total of $500,000 by operation of law. On July 8, 2013, the Company filed a notice of appeal with the Third District Court of Appeal. We were required to post a bond in connection with our appeal, and made a cash deposit in the amount of $20.9 million to collateralize the bond.

As of June 30, 2013 and December 31, 2012, we have recorded a liability related to self-insured professional and general claims, including known claims, incurred but not yet reported claims, and legal fees of $32.2 million and $25.8 million, respectively. We believe that the range of reasonably possible losses as of June 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $30.5 million to $47.9 million. The high end of the range reflects the potential for high-severity losses.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000. As a result, the Company is, in effect, self-insured for claims that are less than the deductibles. The net liability for known claims and incurred not yet reported claims was $7.2 million and $6.3 million as of June 30, 2013 and December 31, 2012, respectively (the gross liability was $16.2 million and $25.0 million with corresponding estimated amounts receivable from the insurance companies of $9.0 million and $18.7 million, respectively).

The total liability for professional and general claims as of June 30, 2013 and December 31, 2012 was $48.4 million and $50.8 million, respectively, of which $16.7 million and $21.2 million is included in accrued insurance liabilities, with the balance recorded in other long-term liabilities. Of the related amounts receivable from insurance companies as of June 30, 2013 and December 31, 2012, $4.0 million and $8.6 million, respectively, is included in other receivables and $5.0 million and $10.1 million, respectively, is included in other assets, net, in the condensed consolidated balance sheets.

We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $41.5 million and $38.3 million at June 30, 2013 and December 31, 2012, respectively, of which $12.3 million and $12.2 million is included in accrued insurance liabilities as of June 30, 2013 and December 31, 2012, respectively, with the balance recorded in other long-term liabilities. We believe that the range of reasonably possible losses as of June 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $39.9 million to $43.0 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims is included in accrued insurance liabilities in the condensed consolidated balance sheets and was $9.8 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively.

EMERITUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months and Six Months Ended June 30, 2013 and 2012

Note 12. Discontinued Operations

Net losses from discontinued operations for the three and six months ended June 30, 2013 and 2012 represent losses on the sales of communities and related impairment charges and transaction costs (Note 9). We sold two communities and terminated the lease on one community in the second quarter of 2013 and classified four additional communities as held-for-sale as of June 30, 2013. In the second quarter of 2012 we sold one community and designated two communities as held-for-sale as of June 30, 2012.

Revenues and expenses related to any and all of these communities were not material to the consolidated statements of operations.

Note 13. Subsequent Events

In July 2013, we announced that we have entered into an agreement with HCN to operate 38 communities under a long-term lease. Rent in the first year of the lease will amount to $54.0 million and will increase each year in the manner specified in the lease. The initial term of the lease is 15 years, and we have the option to extend the lease for one additional 15-year term. The commencement of the lease is expected to occur in the third quarter of 2013.

In July 2013, we repaid a note payable to HCN with an outstanding principal balance of $15.2 million bearing an interest rate of 8.77%.

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

We strive to provide a wide variety of supportive living services in a professionally staffed environment that enables seniors to live with dignity and independence. Our holistic approach enhances every aspect of our residents’ lives by assisting them with life enrichment activities, including transportation, socialization and education, housing and 24-hour personal support services, such as medication management, bathing, dressing, personal hygiene and grooming. The average age of our residents is 85.

As of June 30, 2013, we owned 190 communities and leased 273 communities. These 463 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”

We also provide management services to independent and related-party owners of senior living communities. As of June 30, 2013, we managed 15 communities, three of which are owned by joint ventures in which we have a financial interest. The communities we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

Summary of Activity

A summary of activity for the first six months of 2013, compared to the same period for 2012, is as follows:

•	Total operating revenues increased $198.9 million, or 26.5%, to $948.3 million from $749.4 million for the prior-year period, due primarily to acquisitions in the fourth quarter of 2012.

•

Operating income from continuing operations increased $31.6 million to $73.8 million from $42.2 million for the prior-year period. Our net loss attributable to Emeritus Corporation common shareholders was $75.7 million compared to $41.1 million for the prior-year period.

•	Average occupancy of our portfolio of owned and leased communities (the “Consolidated Portfolio”) was 86.5% for both periods.

•

Average rate per occupied unit decreased 2.8% to $4,013 from $4,128 for the prior-year period. This primarily results from the communities in the HCP Transaction, which had lower rates than our legacy communities.

•	Net cash provided by operating activities was $56.1 million compared to $68.5 million for the prior-year period.

Our Portfolios

As of June 30, 2013, we operated 478 senior living communities in 45 states. Our Consolidated Portfolio had a capacity of 47,853 beds and our Operated Portfolio had a capacity of 49,597 beds. The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	June 30, 2013		December 31, 2012		June 30, 2012
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	190	15,864	192	16,157	186	15,243
Leased(a)	273	25,261	269	24,831	141	14,596

Consolidated Portfolio	463	41,125	461	40,988	327	29,839
Managed	12	1,301	13	1,357	9	933
Managed - Joint Ventures	3	198	9	687	141	11,809

Operated Portfolio	478	42,624	483	43,032	477	42,581

(a)	We account for 78 of the 273 leased communities as operating leases, 191 as capital leases, and four as financing leases. We do not include the assets and liabilities of the 78 operating lease communities on our condensed consolidated balance sheets.
(b)	Total units reflect skilled nursing units in terms of beds.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Our Total Operated Portfolio as of June 30, 2013 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,413	2,954	1,092	208	197	15,864
Leased	17,197	3,624	3,196	961	283	25,261

Consolidated Portfolio	28,610	6,578	4,288	1,169	480	41,125
Managed	782	226	246	25	22	1,301
Managed - Joint Ventures	122	76	—	—	—	198

Operated Portfolio	29,514	6,880	4,534	1,194	502	42,624

(a)	Assisted living
(b)	Memory care
(c)	Independent living
(d)	Skilled nursing beds
(e)	Units taken out of service

The units taken out of service represent rooms that we have converted to alternative uses, such as additional office space, and are not available for immediate occupancy. We exclude the units taken out of service from the calculation of the average occupancy rate. We place these units back into service as demand dictates.

Significant Transactions

Transactions completed in the first six months of 2013 are summarized below.

	Transaction Period	Unit Count	Transaction Type	Δ in Owned Count	Δ in Leased Count	Δ in Managed Count
Count as of December 31, 2012				192	269	22

2013 Activity
Necanicum Village	Feb 2013	80	Disposition	—	—	(1)
Emeritus at Diablo Lodge	Mar 2013	118	Acquisition	—	1	—
HCP Transaction - delayed close properties	Mar 2013	—	Acquisition	—	4	(4)
Big Sky	Apr 2013	159	Disposition	—	—	(1)
Emeritus at Roseville Gardens	Apr 2013	—	Acquisition	1	(1)	—
Sunshine Village	Apr 2013	84	Disposition	(1)	—	—
Emeritus at Pinellas Park	May 2013	97	Disposition		(1)	—
Emeritus at Augusta	May 2013	50	Disposition	(1)	—	—
Emeritus at Fulton Villa	Jun 2013	80	Disposition	—	—	(1)
Emeritus at Springtree	Jun 2013	—	Sale-leaseback	(1)	1	—

Count as of June 30, 2013				190	273	15

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

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

We rely primarily on our residents’ ability to pay our charges for senior living services from their own or family resources and expect that we will do so for the foreseeable future. Private pay revenues represent 79.7% of our consolidated revenues and 87.3% of our senior living revenues in the first six months of 2013. We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated. Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases. Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to slow economic growth, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 20.3% of our consolidated revenues in the first six months of 2013 compared to 12.4% in the comparable 2012 period. The increase in government reimbursed revenues is primarily due to our acquisition of NOC in November 2012, as NOC’s revenues are almost all from Medicare. Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.

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

In June 2013, the Centers for Medicare & Medicaid Services (“CMS”) issued a proposed rule to update Medicare payment rates for home health agencies. The rule proposes rebasing adjustments over a four-year period beginning in 2014. CMS estimates that net payments to home health agencies will decrease by approximately 1.5% in 2014.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest. The majority of our management agreements provide for fees equal to 5.0% of gross revenues.

In addition to our monthly management fee, we receive reimbursement for operating expenses of managed communities. Reimbursed operating expenses for which the Company is the primary obligor are reported as costs incurred on behalf of managed communities and included in total operating expense in our condensed consolidated statements of operations. A corresponding amount of revenue is recognized in the same period in which the expense is incurred and the Company is due reimbursement.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

As a result of the HCP Transaction, the number of communities managed by Emeritus for others was reduced significantly as 142 communities became part of our Consolidated Portfolio. Specifically, 133 of the managed communities were leased and nine communities were sold to Emeritus in connection with the HCP Transaction in the fourth quarter of 2012. Therefore, there has been a significant reduction in reimbursed costs incurred on behalf of managed communities in 2013. See Note 4, Acquisitions and Other Significant Transactions—2012 HCP Transaction.

Same Community Portfolio Analysis

Of the 463 communities included in our Consolidated Portfolio as of June 30, 2013, we include 321 communities in our Same Community Portfolio. Our Same Community Portfolio consists of consolidated communities that we have continuously operated since January 1, 2012, and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.

Selected data from our Same Community Portfolio is as follows:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ (a) (b)
	(in thousands, except percentages)

Community revenue	$322,096	$314,770	$7,326	2.3%
Community operations expense	(213,212)	(208,221)	(4,991)	(2.4)%

Community operating income	$108,884	$106,549	$2,335	2.2%

Average monthly revenue per occupied unit	$4,236	$4,148	$88	2.1%
Average occupancy rate	86.7%	86.6%		0.1 ppt

(a)	“N/M” indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.
(b)	“ppt” refers to percentage points. Applies to all subsequent tables in this section.

Revenues from our Same Community Portfolio represented 75.7% of our total community revenue for the second quarter of 2013. The increase in same community revenues was primarily due to improvements in average revenue per occupied unit.

The increase in operating expense from the Same Community Portfolio was primarily due to increases in professional liability insurance, marketing, and salaries and benefits, offset somewhat by lower health insurance expenses from our August 2012 transition to a more efficient network, as well as lower bad debt expense.

Comparison of the Three Months Ended June 30, 2013 and 2012

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $36.0 million for the three months ended June 30, 2013, compared to net loss of $21.7 million in the prior-year period. As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

Operating income from continuing operations increased by $19.0 million to $41.3 million in the second quarter of 2013. The increase in operating income was primarily the result of net community acquisitions during 2012 and the acquisition of NOC in November 2012.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

The $14.2 million increase in net loss was due primarily to the increase in operating income of $19.0 million being offset by increases in other net non-operating expenses. Interest expense increased by $33.5 million primarily as a result of capital lease treatment of the HCP Leased Communities that we acquired in the fourth quarter of 2012.

The details of each of the components of net loss are set forth below.

Total Operating Revenues:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$322,096	$314,770	$7,326	2.3%
Acquisitions, dispositions, development and expansion	103,018	3,092	99,926	N/M
Ancillary services	42,374	616	41,758	N/M
Unallocated community revenue (a)	322	150	172	114.7%

Community and ancillary services revenue	467,810	318,628	149,182	46.8%
Management fees	595	5,141	(4,546)	N/M
Reimbursed costs incurred on behalf of managed communities	7,521	51,033	(43,512)	N/M

Total operating revenues	$475,926	$374,802	$101,124	27.0%

Average monthly revenue per occupied unit	$4,014	$4,140	$(126)	(3.0%)
Average occupancy rate	86.7%	86.4%		0.3 ppt

(a)	Comprised primarily of deferred move-in fees.

The increase in revenues of $7.3 million from the Same Community Portfolio was due to improvement in the rates we charge our residents as well as an increase in average occupancy. As further described in Same Community Portfolio Analysis above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2012, net of dispositions. Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $99.9 million. The increase in ancillary services revenue was the result of our acquisition of NOC in November 2012.

The decrease in management fees and reimbursed costs incurred on behalf of managed communities is the result of the HCP Transaction in which 142 communities that were previously owned by the Sunwest JV and managed by us are now part of our Consolidated Portfolio as owned and leased properties.

Community and Ancillary Services Operating Expense:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$213,212	$208,221	$4,991	2.4%
Acquisitions, dispositions, development, and expansion	68,887	2,545	66,342	N/M
Ancillary services	32,702	357	32,345	N/M
Unallocated community expenses	5,047	2,448	2,599	106.2%

Community operations and ancillary services	$319,848	$213,571	$106,277	49.8%

As a percentage of total operating revenues	67.2%	57.0%		10.2 ppt

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Community operating expense includes direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, insurance, and licenses.

Community operating expense in our Same Community Portfolio increased by $5.0 million, as described above under Same Community Portfolio Analysis. We focus on providing the appropriate level of care to our residents, while also pursuing overall expense efficiencies.

Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $66.3 million, due primarily to the HCP Transaction.

Ancillary services expense represents the operating expenses incurred by NOC as well as our durable medical equipment subsidiary.

Unallocated community expenses primarily represent accrued liability adjustments for workers’ compensation insurance and professional and general liability insurance. We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure. In the quarter ended June 30, 2013, we recorded increases in our self-insurance liabilities related to prior-year claims by $5.7 million, compared to $1.8 million in the prior-year quarter.

General and Administrative Expense:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Senior living	$24,738	$22,855	$1,883	8.2%
Ancillary services	4,153	132	4,021	N/M

General and administrative	$28,891	$22,987	$5,904	25.7%

As a percentage of total operating revenues	6.1%	6.1%		– ppt

The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in employee compensation, including noncash stock compensation expense. Ancillary services represents the general and administrative expenses incurred by NOC as well as our durable medical equipment subsidiary.

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.6% and 5.4% for the three-month periods ended June 30, 2013 and 2012, respectively. We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

We computed these percentages as follows:

	Three Months Ended June 30,
	2013		2012
	(in thousands, except percentages)
Senior living general and administrative expenses		$24,738		$22,855
Sources of revenue:
Owned and leased	$425,436		$318,012
Managed	14,273		104,256

Total revenue for all communities in our Operated Portfolio		$439,709		$422,268

General and administrative expenses as a percent of all Operated Portfolio revenue		5.6%		5.4%

General and administrative expenses excluding stock-based compensation as a percent of Operated Portfolio revenue		4.8%		4.7%

Impairment of Long-Lived Assets:

In the second quarter of 2013, we recorded impairment charges of $5.2 million related to two communities that we sold and four communities that we designated as held for sale as of June 30, 2013. We determined the fair values of the properties based on the sales prices negotiated pursuant to the purchase agreements. The impairment charges are included in discontinued operations in the condensed consolidated statement of operations.

Depreciation and Amortization Expense:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$45,194	$32,993	$12,201	37.0%
As a percentage of total operating revenues	9.5%	8.8%		0.7 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $14.4 million and a decrease in amortization expense of $2.2 million. The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio in the fourth quarter of 2012, including the 142 communities in the HCP Transaction, as well as depreciation on capital improvements to our existing communities. The decrease in amortization expense is the result of resident contract intangible assets acquired in business combinations becoming fully amortized subsequent to June 30, 2012.

Community Lease Expense:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$30,936	$28,296	$2,640	9.3%
Above/below market rent amortization	1,225	1,624	(399)	(24.6%)
Deferred straight-line rent amortization	78	1,096	(1,018)	N/M

Community leases	$32,239	$31,016	$1,223	3.9%

As a percentage of total operating revenues	6.8%	8.3%		(1.5) ppt

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

The increase in total community lease expense reflected an increase in cash operating lease expense due to rent escalators, which was substantially offset by deferred straight-line rent amortization. We leased 78 communities under operating leases as of June 30, 2013 and 2012.

Costs Incurred on Behalf of Managed Communities:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$7,521	$51,033	$(43,512)	N/M
As a percentage of total operating revenues	1.6%	13.6%		(12.0) ppt

The decrease in costs incurred on behalf of managed communities was due primarily to the HCP Transaction, which significantly reduced the number of communities that we manage for third parties.

Interest Expense:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Interest expense	$72,090	$38,587	$33,503	86.8%
As a percentage of total operating revenues	15.1%	10.3%		4.8 ppt

The increase in interest expense was due primarily to interest on the financing leases and debt acquired in the fourth quarter of 2012 in the HCP Transaction, net of community dispositions and repayment of certain high-rate notes payable in 2013.

Income Taxes:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(1,190)	$(324)	$(866)	(267.3%)
As a percentage of total operating revenues	(0.3%)	(0.1%)		(0.2) ppt

The income tax provisions for 2013 and 2012 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

	Three Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(5,368)	$(5,007)	$(361)	(7.2%)
As a percentage of total operating revenues	(1.1%)	(1.3%)		0.2 ppt

Loss from discontinued operations for the three months ended June 30, 2013 primarily consists of impairment losses on communities that were sold or held for sale during the period (see Note 12, Discontinued Operations).

Loss from discontinued operations for the three months ended June 30, 2012 primarily consists of impairment losses on assets held for sale.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Comparison of the Six Months Ended June 30, 2013 and 2012

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $75.7 million for the six months ended June 30, 2013, compared to a net loss of $41.1 million in the prior-year period. As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.

Operating income from continuing operations increased by $31.6 million to $73.8 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in operating income was primarily the result of net community acquisitions during 2012 and the acquisition of NOC in November 2012. The $34.6 million increase in net loss attributable to Emeritus common shareholders was due primarily to the increase in operating income of $31.6 million being offset by increases in other net non-operating expenses. Interest expense increased by $66.7 million primarily as a result of capital lease treatment of the HCP Leased Communities that we acquired in the fourth quarter of 2012.

The details of each of the components of net loss attributable to Emeritus common shareholders are set forth below.

Total Operating Revenues:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$643,989	$628,227	$15,762	2.5%
Acquisitions, dispositions, development and expansion	202,305	6,553	195,752	N/M
Ancillary services	83,731	1,314	82,417	N/M
Unallocated community revenue (a)	504	457	47	10.3%

Community and ancillary services revenue	930,529	636,551	293,978	46.2%
Management fees	1,380	10,197	(8,817)	N/M
Reimbursed costs incurred on behalf of managed communities	16,385	102,645	(86,260)	N/M

Total operating revenues	$948,294	$749,393	$198,901	26.5%

Average monthly revenue per occupied unit	$4,013	$4,128	$(115)	(2.8%)
Average occupancy rate	86.5%	86.5%		– ppt

(a)	Comprised primarily of deferred move-in fees.

The increase in revenues of $15.8 million from the Same Community Portfolio was due to improvement in the rates we charge our residents offset by somewhat lower occupancy levels. As further described in Same Community Portfolio Analysis above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2012, net of dispositions. Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $195.8 million. The increase in ancillary services revenue was the result of our acquisition of NOC in November 2012.

The decrease in management fees and reimbursed costs incurred on behalf of managed communities is the result of the HCP Transaction, in which 142 communities that were previously owned by the Sunwest JV and managed by us are now part of our Consolidated Portfolio as leased and owned properties.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Community and Ancillary Services Operating Expense:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Same Community Portfolio	$431,065	$417,790	$13,275	3.2%
Acquisitions, dispositions, development and expansion	136,081	5,569	130,512	N/M
Ancillary services	64,160	642	63,518	N/M
Unallocated community expenses	12,283	3,043	9,240	N/M

Community operations and ancillary services	$643,589	$427,044	$216,545	50.7%

As a percentage of total operating revenues	67.9%	57.0%		10.9 ppt

Community operating expense includes direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, insurance, and licenses.

Community operating expense in our Same Community Portfolio increased by $13.3 million, due primarily to increases in professional liability insurance, marketing, and salaries and benefits, offset somewhat by lower health insurance expenses from our August 2012 transition to a more efficient network, as well as lower bad debt expense.

Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $130.5 million, due primarily to the HCP Transaction.

Ancillary services expense represents the operating expenses incurred by NOC as well as our durable medical equipment subsidiary.

Unallocated community expenses primarily represent accrued liability adjustments for workers’ compensation insurance and professional and general liability insurance. We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs. The increase in the 2013 period compared to the prior year includes an increase in our self-insurance liabilities related to prior-year claims totaling $13.1 million, compared to $2.2 million in the 2012 period (see Note 11, Contingencies).

General and Administrative Expense:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Senior living	$49,920	$46,032	$3,888	8.4%
Ancillary services	8,411	378	8,033	N/M

General and administrative	$58,331	$46,410	$11,921	25.7%

As a percentage of total operating revenues	6.2%	6.2%		– ppt

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

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.7% and 5.5% for the six-month periods ended June 30, 2013 and 2012, respectively.

We computed these percentages as follows:

	Six Months Ended June 30,
	2013		2012
	(in thousands, except percentages)
Senior living general and administrative expenses		$49,920		$46,032
Sources of revenue:
Owned and leased	$846,798		$635,237
Managed	30,593		207,770

Total revenue for all communities in our Operated Portfolio		$877,391		$843,007

General and administrative expenses as a percent of all Operated Portfolio revenue		5.7%		5.5%
General and administrative expenses excluding stock-based compensation as a percent of all Operated Portfolio revenue		4.9%		4.8%

Impairment of Long-Lived Assets:

The impairment charge of $2.1 million in the six-month period ended June 30, 2012 represents the write-down to fair value of two parcels of undeveloped land that we plan to sell (see Note 9, Fair Value Disclosures—Impairment of Long-Lived Assets).

Depreciation and Amortization Expense:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Depreciation and amortization	$90,412	$65,563	$24,849	37.9%
As a percentage of total operating revenues	9.5%	8.7%		0.8 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $28.7 million, net of a decrease in amortization expense of $3.9 million. The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio in the fourth quarter of 2012, including the 142 communities in the HCP Transaction, as well as depreciation on capital improvements to our existing communities. The decrease in amortization expense is the result of resident contract intangible assets acquired in business combinations becoming fully amortized.

Community Lease Expense:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Operating lease expense	$61,438	$56,511	$4,927	8.7%
Above/below market rent amortization	2,471	3,378	(907)	(26.9%)
Deferred straight-line rent amortization	294	2,298	(2,004)	N/M

Community leases	$64,203	$62,187	$2,016	3.2%

As a percentage of total operating revenues	6.8%	8.3%		(1.5) ppt

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

The increase in total community lease expense reflected an increase in cash operating lease expense due to rent escalators, which was substantially offset by deferred straight-line rent amortization. We leased 78 communities under operating leases as of June 30, 2013 and 2012.

Costs Incurred on Behalf of Managed Communities:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$16,385	$102,645	$(86,260)	N/M
As a percentage of total operating revenues	1.7%	13.7%		(12.0) ppt

The decrease in costs incurred on behalf of managed communities was due primarily to the HCP Transaction, which significantly reduced the number of communities that we manage for third parties.

Interest Expense:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Interest expense	$144,289	$77,632	$66,657	85.9%
As a percentage of total operating revenues	15.2%	10.4%		4.8 ppt

The increase in interest expense was due primarily to interest on the financing leases and debt acquired in the fourth quarter of 2012 in the HCP Transaction, net of community dispositions and repayment of certain higher-rate debt in 2013.

Income Taxes:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Provision for income taxes	$(2,296)	$(596)	$(1,700)	(285.2%)
As a percentage of total operating revenues	(0.2%)	(0.1%)		(0.1) ppt

The income tax provisions in 2013 and 2012 represent estimated state income and franchise tax liabilities.

Loss from Discontinued Operations:

	Six Months Ended June 30,
	2013	2012	$ Δ	% Δ
	(in thousands, except percentages)
Loss from discontinued operations	$(5,368)	$(5,007)	$(361)	(7.2%)
As a percentage of total operating revenues	(0.6%)	(0.7%)		0.1 ppt

Loss from discontinued operations for the six months ended June 30, 2013 primarily consists of impairment losses on communities that were sold or held for sale during the period (see Note 8, Discontinued Operations).

Loss from discontinued operations for the six months ended June 30, 2012 primarily consists of impairment losses on assets held for sale as of June 30, 2012.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Equity Losses for Unconsolidated Joint Ventures:

The following table sets forth condensed combined statements of operations data for our unconsolidated joint ventures for the three and six months ended June 30, 2013 and June 30, 2012, respectively (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total revenues	$2,402	$99,677	$7,932	$198,149
Community operating expenses	1,575	73,150	5,940	146,198
Operating income	198	13,500	238	21,219
Net income (loss) (1)	(4,176)	(1,893)	22,308	(7,611)

The Company’s share of net income/(loss) (1)	$5	$(80)	$(7)	$(472)

Average monthly revenue per occupied unit	$4,909	$3,339	$3,906	$3,325
Average occupancy rate	82.4%	84.6%	81.8%	84.4%

(1)	In the second quarter of 2013, the Sunwest JV recorded asset impairment losses totaling $4.1 million. In the first quarter of 2013, the Sunwest JV recorded gains on the sale of assets and extinguishment of debt totaling $27.7 million. Emeritus did not recognize its share of these gains and losses in the condensed consolidated statement of operations because its investment in the joint venture was reduced to zero in 2012. Gains on the sale of assets are recorded as deferred financing obligations.

Liquidity and Capital Resources

As of June 30, 2013, we had cash and equivalents on hand of $133.9 million compared to $59.8 million at December 31, 2012.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $8.6 million and $55.5 million as of June 30, 2013 and December 31, 2012, respectively. Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets to the extent cash has been deployed in business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit as of June 30, 2013 included a $31.4 million deferred tax asset and, as part of current liabilities, $48.6 million of deferred revenue and unearned rental income. A $45.3 million deferred tax liability is included in other long-term liabilities. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $21.8 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of June 30, 2013. We intend to refinance, extend, or retire these obligations prior to their maturities. There can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

Also included in the current portion of long-term debt is $16.7 million related to communities held for sale as of June 30, 2013 (see Note 12, Discontinued Operations). This debt will be repaid with the proceeds from the sales.

In July 2013, we repaid a note payable to HCN with an outstanding principal balance of $15.2 million and an interest rate of 8.77%.

In July 2013, we posted a bond in connection with our appeal of a jury verdict against the Company in a professional liability case (see Note 11, Contingencies). As a result, we made a cash deposit in the amount of $20.9 million to collateralize the bond.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

In July 2013, we announced that we have entered into an agreement with HCN to operate 38 communities under a long-term lease. The commencement of the lease is expected to occur in the third quarter of 2013.

Sources and Uses of Cash

We expect to use our cash to invest in our core business as well as other new business opportunities related to our core business. As discussed above, we expect to refinance or extend our balloon payments of debt principal in the next 12 months; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities and financing obligations for at least the next 12 months by reducing or delaying capital expenditures and operating expenses, selling communities or a combination thereof. In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities, and a minimum $25.0 million balance of unencumbered liquid assets on the last day of each fiscal quarter. As a result, between $20.0 million and $25.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.

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

The following is a summary of cash flow information for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012

Cash provided by operating activities	$56,089	$68,516
Cash provided by (used in) investing activities	47,089	(8,009)
Cash used in financing activities	(29,106)	(29,385)

Net increase in cash and cash equivalents	74,072	31,122
Cash and cash equivalents at the beginning of the period	59,795	43,670

Cash and cash equivalents at the end of the period	$133,867	$74,792

In the first six months of 2013 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.

Cash provided by investing activities during the first six months of 2013 represents $46.1 million of distributions and expense reimbursements from unconsolidated joint ventures, primarily the Sunwest JV, and $25.3 million from the sale of communities. These cash inflows were offset in part by capital expenditures totaling $31.8 million and acquisitions totaling $4.9 million. We used cash in investing activities during the first six months of 2012 primarily for capital expenditures.

In the first six months of 2013, financing activities included $41.8 million in net cash from the sale of stock and exercise of stock options, including $31.3 million from the March 2013 public offering (conducted simultaneously with the secondary public offering described in Note 4, Acquisitions and Other Significant Transactions—2013 Stock Offering), and $50.0 million of proceeds from the NOC credit facility. Cash paid for debt and capital lease principal payments totaled $121.2 million, including $72.9 million paid to HCN and Ventas for early retirement of debt, and we paid net distributions of $3.7 million to our noncontrolling interest holders ($3.9 million to the Minority Members of NOC net of contributions from another noncontrolling interest). In the first six months of 2012, we used cash in financing activities primarily for the repayment of debt and lease obligations.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

As of June 30, 2013, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $103.7 million.

Payment Commitments

The following table summarizes our contractual obligations as of June 30, 2013 (in thousands):

	Principal Due by Period
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	More than 5 years
Long-term debt, including current portion	$1,549,951	$73,943	$370,392	$665,827	$439,789
Capital and financing leases including current portion	2,510,376	29,742	82,353	107,975	2,290,306
Operating leases	869,977	121,123	244,418	234,458	269,978
Liability related to unrecognized tax benefits (b)	107	—	—	—	—

	$4,930,411	$224,808	$697,163	$1,008,260	$3,000,073

(a)	Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.
(b)	We have recognized total liabilities related to unrecognized tax benefits of $107,000 as of June 30, 2013. The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on our contractual obligations as of June 30, 2013 (in thousands):

	Interest Due by Period
Contractual Obligations	Total	1 year	2-3 years	4-5 years	More than 5 years
Long-term debt	$440,765	$93,860	$162,838	$114,436	$69,631
Capital and financing lease obligations	4,501,081	160,721	326,523	327,094	3,686,743

	$4,941,846	$254,581	$489,361	$441,530	$3,756,374

The amounts above do not include our direct and indirect guarantees of the construction loans payable by two Wegman joint ventures, Deerfield and Vestal. Emeritus has a 50% ownership interest in these joint ventures and we account for them as unconsolidated equity method investments. As of June 30, 2013, the loan balance for Deerfield was $8.3 million with variable rate interest at LIBOR (floor of 1.0%) plus 3.5%. Emeritus and Wegman have each provided to the lender an unconditional guarantee of payment of this loan. As of June 30, 2013, the loan balance for Vestal was $7.0 million with a variable interest rate at LIBOR (floor of 1.5%) plus 4%. Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement. In the event that we would be required to repay either of these loans, our share of the obligation would be 50%.

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

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

As of June 30, 2013, the Company has $1.5 billion outstanding of mortgage debt and notes payable comprised of the following:

•

Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 71.0% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions. These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•

Mortgage debt financed primarily through traditional financial lending institutions of approximately $363.0 million, or approximately 23.4% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, and were typically issued to and secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage. These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds. Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances. In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•

Mezzanine debt financing in the amount of $36.6 million provided by real estate investment trusts (each a “REIT” and collectively, “REIT”s) to facilitate community acquisitions and a $50.0 million loan to NOC, which combined represents approximately 5.6% of our total debt outstanding. The mezzanine debt is generally unsecured or is secured by mortgages on leasehold interests on community lease agreements between the specific REIT and the Company. The NOC credit facility is secured by its personal property and stock. Generally, performance under the debt obligations is guaranteed by the Company. Our guaranty generally contains a requirement to maintain minimum cash and/or net worth balances. Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies under an event of default include the acceleration of payments of the related obligations.

As of June 30, 2013, we operated 273 communities under long-term lease arrangements, of which 248 were leased from publicly traded REITs. Of the 273 leased properties, 50 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios. Other typical events of default under these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements. As of June 30, 2013, we were in violation of financial covenants in two loan agreements. For one loan agreement covering two communities, we obtained a waiver from the lender through June 30, 2013 and so are in compliance. For the other loan agreement covering 23 communities, in July 2013 we entered into a loan modification agreement, which includes (i) a reduction in the minimum financial covenant for the periods ended June 30, 2013 through June 30, 2014 and (ii) a $3.3 million pay-down of the loan balance. As such, we are currently in compliance with this loan agreement.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements other than community operating leases. For additional information on the community operating leases, see the discussions of Community Lease Expense contained in the section Results of Operations.

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

Revenue Recognition

Approximately 20.3% and 12.4% of our community revenue in the six months ended June 30, 2013 and 2012, respectively, were derived from governmental reimbursement programs such as Medicare and Medicaid. We record billings for services under third-party payer programs net of contractual adjustments as determined by the specific program. We accrue any retroactive adjustments when assessed, regardless of when the assessment is paid or withheld, even if we have not agreed to or are appealing the assessment. We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known. Nearly all of NOC’s revenues are derived from Medicare.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. The Company believes that it is in compliance in all material respects with all applicable laws and regulations.

Self-Insurance Reserves

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance (see Note 11, Contingencies).

We are self-insured for professional liability risk with respect to 232 of the 463 communities in our Consolidated Portfolio. The other 231 communities are insured with conventional indemnity policies. The liability for self-insured incurred but not yet reported claims was $32.2 million and $25.8 million at June 30, 2013 and December 31, 2012, respectively. We believe that the range of reasonably possible losses as of June 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $30.5 million to $47.9 million. The high end of the range reflects the potential for high-severity losses.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000. As a result, the Company is, in effect, self-insured for claims that are less than the deductibles. The net liability for known claims and incurred not yet reported claims was $7.2 million and $6.3 million as of June 30, 2013 and December 31, 2012, respectively (the gross liability was $16.2 million and $25.0 million with corresponding estimated amounts receivable from the insurance companies of $9.0 million and $18.7 million, respectively).

We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $41.5 million and $38.3 million at June 30, 2013 and December 31, 2012, respectively. We believe that the range of reasonably possible losses as of June 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $39.9 million to $43.0 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims was $9.8 million and $10.0 million at June 30, 2013 and December 31, 2012, respectively. A 10.0% change in the estimated liability at June 30, 2013 would have increased or decreased Operated Portfolio expenses during the current period by approximately $984,000.

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

In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits. The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective. The ACA did not have a material financial impact on our Company in the first six months of 2013. However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.

Impact of Inflation

Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 20.3% of revenues for the six months ended June 30, 2013. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future. Changing economic outlooks in the United States may impact our ability to raise prices. In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows. We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be excluded or included in most measures under GAAP.

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

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

Limitations of Adjusted EBITDA/EBITDAR:

Adjusted EBITDA/EBITDAR have limitations as analytical tools. Material limitations to making the adjustments to our losses to calculate Adjusted EBITDA/EBITDAR and using this non-GAAP financial measure as compared to GAAP net loss include:

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

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

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

The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(36,333)	$(21,753)	$(75,998)	$(41,148)
Depreciation and amortization	45,194	32,993	90,412	65,563
Interest income	(118)	(98)	(228)	(202)
Interest expense	72,090	38,587	144,289	77,632
Net equity losses for unconsolidated joint ventures	(5)	80	7	472
Income tax provision	1,190	324	2,296	596
Loss from discontinued operations	5,368	5,007	5,368	5,007
Amortization of above/below market rents	1,225	1,624	2,471	3,378
Amortization of deferred gains	(242)	(264)	(490)	(533)
Loss (gain) on early extinguishment of debt	14	(55)	(479)	(55)
Stock-based compensation	3,478	2,834	6,809	5,679
Change in fair value of derivative financial instruments	(172)	534	(177)	745
Deferred revenue	248	(151)	2,336	(450)
Deferred straight-line rent	78	1,096	294	2,298
Impairment of long-lived assets	—	—	—	2,135
Loss on lease termination	486	—	486	—
Transaction and financing costs	895	1,167	1,542	1,488
Self-insurance reserve adjustments	5,654	1,849	13,136	2,246

Adjusted EBITDA	99,050	63,774	192,074	124,851
Community lease expense	30,936	28,296	61,438	56,511

Adjusted EBITDAR	$129,986	$92,070	$253,512	$181,362

EMERITUS CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDAR	$129,986	$92,070	$253,512	$181,362
Interest income	118	98	228	202
Interest expense	(72,090)	(38,587)	(144,289)	(77,632)
Income tax provision	(1,190)	(324)	(2,296)	(596)
Amortization of loan fees	762	835	1,552	1,680
Allowance for doubtful receivables	2,212	2,917	4,384	5,225
Changes in operating assets and liabilities, net	(2,836)	16,009	2,208	17,273
Acquisition, development, and financing expenses	(895)	(1,156)	(1,542)	(1,477)
Self-insurance reserve adjustments	(5,654)	(1,849)	(13,136)	(2,246)
Operating lease expense	(30,936)	(28,296)	(61,438)	(56,511)
Non-cash interest expense	8,304	662	16,279	1,309
Discontinued operations cash component	(24)	—	(24)	—
Other	571	(55)	651	(73)

Net cash provided by operating activities	$28,328	$42,324	$56,089	$68,516

Definition of Cash From Facility Operations:

We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;

•	Repayment of capital lease and financing obligations;

•	Recurring capital expenditures; and

•	Distributions from unconsolidated joint ventures, net.

We define Adjusted CFFO, as CFFO adjusted for self-insurance reserve adjustments related to prior years and transaction costs.

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

RESULTS OF OPERATIONS - CONTINUED

Three and Six Months Ended June 30, 2013 and 2012

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

The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$28,328	$42,324	$56,089	$68,516
Changes in operating assets and liabilities, net	2,836	(16,009)	(2,208)	(17,273)
Repayment of capital lease and financing obligations	(6,809)	(4,183)	(12,810)	(8,077)
Recurring capital expenditures	(5,770)	(3,718)	(11,431)	(8,173)
Distributions from unconsolidated joint ventures (1)	251	61	428	87

Cash From Facility Operations	18,836	18,475	30,068	35,080
Transaction costs	895	882	1,542	1,188
Self-insurance reserve adjustments, prior years	5,654	1,849	13,136	2,246

Adjusted Cash From Facility Operations	$25,385	$21,206	$44,746	$38,514

(1)	Excludes distributions resulting from the HCP Transaction, the sale of communities and refinancing of debt.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings. At June 30, 2013, we had approximately $343.1 million of variable rate borrowings based on the monthly LIBOR. Of this total variable rate debt, $90.5 million varies with LIBOR with no LIBOR floors or ceilings. For every 1.0% change in the LIBOR on this $90.5 million in variable rate debt, interest expense will either increase or decrease by $905,000. As of June 30, 2013, the $90.5 million of variable rate debt carried a weighted average variable rate of LIBOR plus 5.05% based on the monthly and 90-day LIBOR rates of 0.194% and 0.273%, respectively. In addition, we have variable rate debt of $252.6 million that has LIBOR floors. At June 30, 2012, this debt carried a weighted average floor of 1.10% and a weighted average spread of 4.12%, for a total weighted average rate of 5.22%. The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 1.10% weighted average floor. Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to June 30, 2013. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.

In October 2011, pursuant to the terms of a credit agreement related to the Blackstone JV Communities, we purchased an interest rate cap for $1.6 million. This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan and expires in June 2016.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of June 30, 2013. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

(b) Changes in internal controls. Management has evaluated the effectiveness of our internal controls through June 30, 2013. Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the second quarter of 2013, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

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

In March 2013, a Sacramento County Superior Court jury returned a verdict against the Company in a professional liability case (Joan Boice et al. v. Emeritus Corporation et al., filed November 12, 2009). The jury awarded $4.1 million in compensatory damages and $23.0 million in punitive damages. The court reduced the compensatory damages to a total of $500,000 by operation of law and entered judgment thereon. On July 8, 2013, the Company filed a notice of appeal with the Third District Court of Appeal. A final decision from the Third District is expected between 12 and 15 months from the filing of the notice of appeal. A further appeal to the California Supreme Court is available to the non-prevailing party.

Item 1A.	Risk Factors

There were no material changes to risk factors during the six months ended June 30, 2013 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6.	Exhibits

See Index to Exhibits, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 2, 2013	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

Number	Description		Footnote Number

10.4	Documents related to the 2006 Amended and Restated Equity Incentive Plan.

	10.4.4	Form of Restricted Stock Award Agreement for Non-Employee Director awards made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(1)

	10.4.5	Restricted Stock Award Agreement for non-employee directors.	(1)

31.10	Certification of Periodic Reports

	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated August 2, 2013.	(1)

	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 2, 2013.	(1)

32.10	Certification of Periodic Reports

	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated August 2, 2013.	(1)

	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated August 2, 2013.	(1)

101	XBRL Files

	101.INS	XBRL Instance Document.	(1)

	101.SCH	XBRL Taxonomy Extension Schema.	(1)

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	(1)

	101.DEF	XBRL Taxonomy Extension Definition Linkbase.	(1)

	101.LAB	XBRL Taxonomy Extension Label Linkbase.	(1)

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	(1)

Footnotes:

(1)	Filed herewith.