Form 10-Q
period 2013-09-30
EMERITUS CORP\WA\
filed 2013-11-05
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
 FORM 10-Q
  _______________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended September 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14012
  _______________________________________________________

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)
  _______________________________________________________

WASHINGTON	91-1605464
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3131 Elliott Avenue, Suite 500, Seattle, WA 98121
(Address of principal executive offices)
(206) 298-2909
(Registrant’s telephone number, including area code)
 _______________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2013, 47,735,709 shares of the Registrant’s Common Stock were outstanding.

EMERITUS CORPORATION

Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$109,630	$59,795
Short-term investments	6,787	4,910
Trade accounts receivable, net of allowance of $9,402 and $7,179	53,851	53,138
Other receivables	12,673	28,533
Tax, insurance, and maintenance escrows	30,142	23,813
Prepaid insurance expense	17,733	24,297
Deferred tax asset	32,657	33,781
Other prepaid expenses and current assets	11,656	12,185
Property held for sale	7,400	—
Total current assets	282,529	240,452
Investments in unconsolidated joint ventures	1,681	2,513
Property and equipment, net of accumulated depreciation of $661,521 and $533,710	3,934,576	4,011,884
Restricted deposits and escrows	72,984	50,671
Goodwill	188,055	186,756
Other intangible assets, net of accumulated amortization of $38,850 and $47,547	125,372	131,971
Other assets, net	38,397	36,503
Total assets	$4,643,594	$4,660,750

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current Liabilities:
Current portion of long-term debt	$122,894	$49,381
Current portion of capital lease and financing obligations	31,577	25,736
Trade accounts payable	29,860	14,244
Accrued employee compensation and benefits	51,457	53,606
Accrued interest	7,451	8,467
Accrued real estate taxes	23,344	16,432
Accrued insurance liabilities	39,686	44,867
Other accrued expenses	36,958	30,291
Deferred revenue	25,375	22,417
Unearned rental income	29,429	30,552
Total current liabilities	398,031	295,993
Long-term debt obligations, less current portion	1,389,715	1,558,936
Capital lease and financing obligations, less current portion	2,482,061	2,384,857
Deferred gain on sale of communities	3,016	3,743
Deferred straight-line rent	70,901	63,920
Other long-term liabilities	130,640	128,472
Total liabilities	4,474,364	4,435,921
Redeemable noncontrolling interest	10,612	10,105
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	—	—
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 47,735,709 and 45,814,988 shares	5	5
Additional paid-in capital	887,644	839,511
Accumulated deficit	(731,629)	(628,093)
Total Emeritus Corporation shareholders' equity	156,020	211,423
Noncontrolling interest	2,598	3,301
Total shareholders' equity	158,618	214,724
Total liabilities, shareholders' equity, and noncontrolling interest	$4,643,594	$4,660,750

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Community and ancillary services revenue	$483,858	$323,874	$1,414,387	$960,425
Management fees	630	5,293	2,010	15,490
Reimbursed costs incurred on behalf of managed communities	7,245	51,953	23,630	154,598
Total operating revenues	491,733	381,120	1,440,027	1,130,513
Expenses:
Community and ancillary services operations (exclusive of depreciation, amortization and lease expense shown separately below)	329,627	216,943	973,216	643,987
General and administrative	28,130	23,082	86,461	69,492
Transaction costs	291	1,292	1,833	2,480
Impairments of long-lived assets	—	—	—	2,135
Depreciation and amortization	45,202	32,461	135,614	98,024
Lease expense	38,207	30,960	102,410	93,147
Costs incurred on behalf of managed communities	7,245	51,953	23,630	154,598
Total operating expenses	448,702	356,691	1,323,164	1,063,863
Operating income from continuing operations	43,031	24,429	116,863	66,650
Other income (expense):
Interest income	118	101	346	303
Interest expense	(71,441)	(38,451)	(215,730)	(116,083)
Change in fair value of derivative financial instruments	(100)	(174)	77	(919)
Net equity losses for unconsolidated joint ventures	(86)	(28)	(93)	(500)
Other, net	242	743	1,967	1,624
Net other expense	(71,267)	(37,809)	(213,433)	(115,575)

Loss from continuing operations before income taxes	(28,236)	(13,380)	(96,570)	(48,925)
Benefit of (provision for) income taxes	177	(324)	(2,119)	(920)
Loss from continuing operations	(28,059)	(13,704)	(98,689)	(49,845)
Income (loss) from discontinued operations	146	(2,698)	(5,222)	(7,705)
Net loss	(27,913)	(16,402)	(103,911)	(57,550)
Net loss attributable to the noncontrolling interests	90	150	375	198
Net loss attributable to Emeritus Corporation
common shareholders	$(27,823)	$(16,252)	$(103,536)	$(57,352)
Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.59)	$(0.30)	$(2.12)	$(1.12)
Discontinued operations	—	(0.06)	(0.11)	(0.17)
	$(0.59)	$(0.36)	$(2.23)	$(1.29)

Weighted average common shares outstanding: basic and diluted	46,962	44,642	46,401	44,612
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(27,913)	$(16,402)	$(103,911)	$(57,550)
Comprehensive loss attributable to the noncontrolling interests	90	150	375	198
Comprehensive loss attributable to Emeritus Corporation
common shareholders	$(27,823)	$(16,252)	$(103,536)	$(57,352)
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(103,911)	$(57,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	135,614	98,024
Amortization of above/below market rents	3,700	4,990
Amortization of deferred gains	(727)	(782)
Loss on lease termination	505	—
(Gain) loss on early extinguishment of debt	(3)	813
Impairments of long-lived assets	5,206	8,430
Amortization of loan fees	2,307	2,465
Allowance for doubtful receivables	6,620	7,883
Net equity losses for unconsolidated joint ventures	93	500
Loss on sale of assets	50	527
Stock-based compensation	10,351	8,319
Change in fair value of derivative financial instruments	(77)	919
Deferred straight-line rent	1,369	3,221
Deferred revenue	2,635	(755)
Non-cash interest expense	24,738	1,985
Other	461	(108)
Change in other operating assets and liabilities	4,910	31,740
Net cash provided by operating activities	93,841	110,621
Cash flows from investing activities:
Purchase of property and equipment	(50,421)	(21,621)
Acquisitions	(6,347)	—
Proceeds from sale of assets	34,275	15,565
Advances from affiliates and other managed communities, net	12,944	814
Distributions from unconsolidated joint ventures, net	49,921	173
Other assets	(11,639)	(376)
Net cash provided by (used in) investing activities	28,733	(5,445)
Cash flows from financing activities:
Sale of stock, net	42,404	1,693
Proceeds from lease extensions	6,055	—
Distributions to noncontrolling interests, net	(3,726)	—
Increase in restricted deposits	(785)	(2,066)
Debt issuance and other financing activities	(1,492)	(1,252)
Proceeds from long-term borrowings and financings	68,102	17,703
Repayment of long-term borrowings and financings	(163,815)	(55,121)
Repayment of capital lease and financing obligations	(19,482)	(12,450)
Net cash used in financing activities	(72,739)	(51,493)
Net increase in cash and cash equivalents	49,835	53,683
Cash and cash equivalents at the beginning of the period	59,795	43,670
Cash and cash equivalents at the end of the period	$109,630	$97,353
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$189,556	$112,635
Cash paid during the period for income taxes	1,811	1,087
Cash received during the period for income tax refunds	19	46
Non-cash financing and investing activities:
Change in receivable from exercise of stock options	715	78
HCP Transaction:
Increase in property and equipment and financing lease obligation	32,596	—
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012
Note 1. Description of Business
Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us” or “our”) is a senior living service provider focused on operating residential style communities throughout the United States. Our assisted living and Alzheimer’s and dementia care (“memory care”) communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of our communities offer independent living alternatives and, to a lesser extent, skilled nursing care. We also offer a range of outpatient therapy and home health services in Florida, Arizona and Texas. As of September 30, 2013, we owned 188 communities and leased 312 communities. These 500 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”
We also provide management services to independent and related-party owners of senior living communities. As of September 30, 2013, we managed 15 communities, three of which are owned by joint ventures in which we have a financial interest. The majority of our management agreements provide for fees of 5.0% of gross revenues. The communities that we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”
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
The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of September 30, 2013 and for all periods presented. Except as otherwise disclosed in these notes to the condensed consolidated financial statements, such adjustments are of a normal, recurring nature. Our results of operations for the period ended September 30, 2013 are not necessarily indicative of the results of operations that we may achieve for the full year ending December 31, 2013. We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2012 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2012. Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

Segment Information
In November 2012, we acquired Nurse On Call, Inc. (“NOC”), a home healthcare provider. Also, we began leasing 129 senior living communities in the fourth quarter of 2012 and four communities in the first quarter of 2013 that we had previously managed for an unconsolidated joint venture (the “HCP Transaction”) (Note 4). As a result of these transactions, Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including NOC; (ii) the 133 communities leased in the HCP Transaction (the “HCP Leased Communities”); and (iii) the legacy Emeritus communities. See Note 13 for segment financial data.
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

standard requires the netting of unrecognized tax benefits ("UTB"s) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU No. 2013-11 is effective for Emeritus beginning in the first quarter of 2014, and we do not expect that it will have a material impact on our financial statements.
In July 2012, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2012-2, Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted ASU 2012-2 effective January 1, 2013 and it did not have a material impact on our financial statements.
In June 2011, the FASB issued ASU 2011-5, Presentation of Comprehensive Income. This standard eliminates the option to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. Instead, an entity is required to present items of net income and other comprehensive income either in a continuous statement of net income and OCI or in two separate but consecutive statements. We adopted ASU 2011-5 beginning with our financial statements for the first quarter of 2012, and it resulted only in changes to presentation of our financial statements. In February 2013, the FASB issued ASU 2013-2, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires entities to present, either on the face of the income statement or in the notes, the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. We adopted ASU 2013-2 effective January 1, 2013, and it did not have a material impact on our financial statements or related disclosures.
Revision of Prior Period Financial Statements
In the first quarter of 2013, we determined that the portions of our accruals for professional and general liability and workers’ compensation which are not expected to be paid within one year of the balance sheet date should have been classified as long-term liabilities (Note 11). The prior-period financial statements included in this filing have been revised to reflect this correction, which decreased current liabilities and increased long-term liabilities by $55.7 million as of December 31, 2012. In addition, a portion of receivables from insurance companies related to professional and general liability was reclassified, which decreased current assets and increased other assets, net, by $10.1 million as of December 31, 2012. A portion of prepaid insurance expense related to our workers’ compensation program was reclassified, which decreased current assets and increased restricted deposits and escrows by $27.4 million as of December 31, 2012.
In addition, certain reclassifications were made to the condensed consolidated balance sheet as of December 31, 2012 to conform to the current-year presentation. Specifically, the current portion of accrued professional and general liability and workers’ compensation, as well as accrued health insurance, are included in accrued insurance liabilities as of September 30, 2013 and December 31, 2012. As of December 31, 2012, we reclassified $23.7 million related to workers compensation and health insurance from accrued employee compensation and benefits to accrued insurance liabilities.
Note 3. Stock-Based Compensation
As of September 30, 2013, we have three equity incentive plans under which equity awards are outstanding: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”) and the 1995 Stock Incentive Plan (the “1995 Plan”). In May 2013, our shareholders approved an amendment to the 2006 Plan, whereby our board of directors terminated the Directors Plan. Shares previously available for issuance under the Directors Plan, but not issued under that plan, are or will become available for issuance under the 2006 Plan. Future equity awards to directors will be made under the 2006 Plan.
Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).
We record compensation expense based on the fair value for all stock-based awards, which amounted to $3.5 million and $2.6 million for the three months ended September 30, 2013 and 2012, respectively, and $10.4 million and $8.3 million for the nine months ended September 30, 2013 and 2012, respectively.
Stock Incentive Plans

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

The following table summarizes our stock option activity for the nine months ended September 30, 2013:

	2013
	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of period	4,401,418	$19.46	$25,568
Exercised	(643,871)	15.16	7,592
Forfeited/expired	(159,888)	19.12
Outstanding at end of period	3,597,659	20.25	4,092

Options exercisable	2,169,871	21.14	2,712
Options exercisable in the money	956,446		2,712
Options exercisable out of the money	1,213,425		—
The following table summarizes our restricted stock activity for the nine months ended September 30, 2013:

		2013
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	801,172	$19.27
Granted	45,189	25.34
Vested	(108,750)	16.17
Outstanding unvested at end of period	737,611	20.01
Note 4. Acquisitions and Other Significant Transactions
We make acquisitions of certain businesses and complete other transactions from time to time that we believe align with our strategic intent to, among other factors, enhance the overall care of our residents as well as maximize our revenues, operating income, and cash flows.
In September 2013, we acquired 38 communities pursuant to an operating lease with Health Care REIT, Inc. ("HCN") (the "Master Lease"). These communities were previously operated by Merrill Gardens (the "Merrill Gardens Communities"). Rent in the first year of the Master Lease will initially be $54.0 million and will increase each year based on the greater of (i) the percentage change in the consumer price index ("CPI") or (ii) (a) 4.0% in the second year of the lease and (b) 3.25% thereafter. Additional rent may be due beginning in the third year of the lease if gross revenues, as defined therein, exceed certain thresholds. The initial term of the Master Lease is fifteen years, and we have the option to extend the lease for one additional fifteen-year term. HCN has committed to fund up to $10.0 million for capital improvements during the first two years of the Master Lease, and our rent will increase by 6.5% of any such capital improvements funded. The Company also entered into an operations transfer agreement with Merrill Gardens, pursuant to which we paid to Merrill Gardens a $10.0 million management contract termination fee upon commencement of the Master Lease.
In July 2013, we entered into a fifteen-year lease for a 76-unit assisted living community in Ohio. Base rent is initially $1.1 million per year, increasing by 3.0% annually. We have options for three additional five-year terms. We are accounting for this transaction as an operating lease.
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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

In June 2013, we extended the term of a community operating lease for an additional 15 years, with two ten-year extensions available. In addition, we amended our right to exercise the purchase option on the property in exchange for a $6.1 million cash payment from the lessor, which represented the difference between the current market value of the property and the purchase option price. The amended lease provides us with an option to purchase the community beginning in 2020.
In April 2013, we purchased a 20-unit assisted living community that we previously leased from Ventas, Inc. (“Ventas”) (Note 5). The purchase price was $3.9 million, and we accounted for the transaction as an asset purchase.
In March 2013, we entered into a 15-year lease for a 118-unit assisted living community in California. Base rent is initially $1.8 million per year, increasing by 3.0% annually. We have the option to extend the lease term for an additional ten years. We are accounting for this transaction as an operating lease.
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
2012 HCP Transaction
Prior to October 2012, the Company held a 6.0% ownership interest in a joint venture (the “Sunwest JV”) with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”), Columbia Pacific Opportunity Fund (“Columbia Pacific”), which is controlled by Daniel R. Baty, a founder of the Company and the Chairman of our board of directors, and certain other tenant-in-common investors.  In October 2012, the Sunwest JV entered into a purchase and sale agreement with Emeritus and HCP, whereby the Sunwest JV agreed to sell to HCP 142 of its communities (the “Properties”), 133 of which were then leased to Emeritus (the “HCP Leased Communities”) and nine were sold to Emeritus (the “Emeritus Nine Communities”) for $62.0 million, with $52.0 million financed with a loan from HCP (the “HCP Loan”). The HCP Leased Communities are operated by Emeritus under lease agreements with HCP (collectively, the “HCP Lease”) and became, at the date of closing, part of the Company’s Consolidated Portfolio. The Emeritus Nine Communities are operated by Emeritus, except for one that continues to be managed by an unrelated third party. In April 2013, we sold one of the Emeritus Nine Communities for $5.3 million. In the third quarter of 2013, we sold two of the Emeritus Nine Communities for a combined total sales price of $9.2 million, of which the net proceeds from the sales of $8.9 million were used to reduce the principal balance of the HCP Loan.
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
When final distributions are made by the Sunwest JV, Emeritus expects to have received, in total, cash of approximately $139.0 million, comprised of approximately $45.0 million for the Company’s ownership interest in the Sunwest JV and a promote incentive payment of approximately $94.0 million based on the final rate of investment return to the Sunwest JV’s investors. As of September 30, 2013, Emeritus had received total cash distributions of $136.9 million related to the sale. Remaining distributions are expected by the end of 2013.

We are accounting for the HCP Lease as a financing capital lease and our acquisition of the Emeritus Nine Communities as an asset purchase. Due to our ownership interest in the Sunwest JV, we are accounting for the acquisition of the HCP Leased Communities as a sale and leaseback. Because we currently expect to exercise all renewal options, we will have substantial continuing involvement in the HCP Leased Communities. As a result, in accordance with GAAP, we deferred the gain associated with our equity interest in the Sunwest JV and include it in the lease financing obligation. Lease payments are recorded to interest expense and the lease financing obligation using the effective interest method. As of September 30, 2013, the deferred gain was $124.9 million, which represents our share of the cash proceeds from the sale through September 30, 2013, including the promote incentive, net of our investment in the Sunwest JV.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

2012 Nurse On Call Acquisition
In November 2012, we purchased Nurse On Call, Inc., the largest Medicare-licensed provider of home healthcare services in Florida. We paid cash of $102.9 million (net of cash acquired) for 91.0% of the equity of NOC’s parent company, and the remaining equity is owned by certain members of NOC’s management team (the “Minority Members”). We acquired NOC in order to increase our service offerings to seniors, with the goal of expanding this platform beyond Florida.
In connection with the NOC acquisition, we entered into a put/call agreement, whereby the Minority Members have the right to require us to purchase certain of their equity interests beginning on January 1, 2016 (or earlier upon the occurrence of certain events). Likewise, we have the right to require any of the Minority Members to sell certain of their equity interests to us beginning on January 1, 2016 (or earlier, if any of the Minority Members cease to be an employee). The purchase price will be based on a formula specified in the put/call agreement. Because the minority members have a put right, under GAAP, the equity held by the Minority Members is classified on the consolidated balance sheet as redeemable noncontrolling interest, which is outside of our permanent equity. The balance of redeemable noncontrolling interest as of September 30, 2013 and December 31, 2012 was $10.6 million and $10.1 million , respectively, which represents the estimated redemption value as of those dates. During the first quarter of 2013, the Minority Members received a $3.9 million distribution from the proceeds of a$50.0 million credit facility that NOC entered into in February 2013 (Note 5). We recorded this distribution as additional paid-in capital.
The following table sets forth the effect on our results of operations had the acquisition of NOC occurred as of January 1, 2012 (in thousands):

	Pro Forma Combined
	(unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Total operating revenues	$491,733	$417,438	$1,440,027	$1,238,626
Operating income from continuing operations	43,031	28,208	116,863	78,667
Loss from continuing operations before income taxes	(28,236)	(9,853)	(96,570)	(37,599)
Net loss attributable to Emeritus Corporation
common shareholders	(27,823)	(12,724)	(103,536)	(46,025)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders	$(0.59)	$(0.29)	$(2.23)	$(1.03)
Basic and diluted weighted average common shares
outstanding	46,962	44,642	46,401	44,612
Dispositions
In the third quarter of 2013, we sold two of the Emeritus Nine Communities, as discussed above, representing a total of 185 units. Aggregate net sales proceeds of $8.9 million were used to pay down outstanding debt. In the second quarter of 2013, we sold two communities and terminated the lease on one community, representing a total of 194 units. Aggregate sales proceeds of $7.3 million were used to pay down outstanding debt. Impairment charges, including impairment charges related to property held for sale as of September 30, 2013, totaled $5.2 million for the nine months ended September 30, 2013, which are included in loss from discontinued operations.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

Note 5. Long-Term Debt
NOC Credit Facility
In February 2013, NOC and its subsidiaries (the “NOC Entities”) entered into a $50.0 million syndicated credit facility with KeyBank National Association and certain other lenders. The credit facility consisted of a $50.0 million term loan, the proceeds of which were being used primarily to finance its expansion, to refinance existing indebtedness of Emeritus, and other general corporate purposes.
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
Debt Refinancing
In July 2013, we refinanced the mortgage debt on three communities with a combined outstanding principal balance of $17.5 million. The new mortgages total $17.9 million, were purchased by Freddie Mac, and bear interest at a fixed rate of 5.17%. Monthly payments of principal and interest are $98,000 and the loans mature in August 2020.
Debt Repayments
In May 2013, we repaid a $30.0 million note payable to a subsidiary of Ventas. The interest rate on the note was 8.80%.
In March 2013, we reduced the principal balance of a note payable to HCN from $45.8 million to $15.8 million, and in July 2013 repaid the outstanding balance of $15.2 million. The interest rate on the note was 8.77% .
In January 2013, we retired a note payable to HCN with an outstanding principal balance of $12.9 million and an interest rate of 9.99%.
Debt and Lease Covenants
Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default. Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities. Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner. Such cross-default provisions affect the majority of our properties. Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted. As of September 30, 2013, we were in violation of financial covenants in one loan agreement covering one community and one lease agreement covering four communities. We obtained waivers from the lender and landlord through September 30, 2013 and we are therefore in compliance with those financial covenants.
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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

liability as of December 31, 2012. The other community remains subject to a put option if certain financial covenants are not met, beginning in the first quarter of 2014.
Note 6. Derivative Financial Instruments
Pursuant to the terms of a credit agreement, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan.  As of September 30, 2013, the fair value of the interest rate cap was $242,000, which is included in other assets, net, in the condensed consolidated balance sheet (Note 9). The contract expires in June 2016.
Note 7. Loss Per Share
Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive. As of September 30, 2013 and 2012, we had outstanding stock options totaling 3.6 million and 4.3 million, respectively, that were excluded from the computation of net loss per share because they were antidilutive.
Performance-based restricted and unvested shares, totaling 737,611 shares as of September 30, 2013, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.
With regard to the equity held by the Minority Members of NOC, we estimate the redemption value of the redeemable noncontrolling interest based on the formula specified in the NOC put/call agreement (Note 4). Because the redemption value may not fully represent fair value, and the terms of the redemption feature are not included in our attribution of net income or loss to the noncontrolling interest, we are required under GAAP to apply the two-class method for calculating net loss per share. Under the two-class method, net loss attributable to Emeritus common shareholders is adjusted for the change in the excess of the noncontrolling interest’s estimated redemption value over its measurement amount per ASC Section 480-10-S99 (i.e., acquisition fair value adjusted for dividends and attribution of net income or loss). This calculation has no material impact on our consolidated net loss per share attributable to Emeritus common shareholders.
Note 8. Liquidity
As of September 30, 2013, we had a working capital deficit of $115.5 million compared to a working capital deficit of $55.5 million at December 31, 2012. We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities. Additionally, the working capital deficit as of September 30, 2013 included the following non-cash items: a $32.7 million deferred tax asset and, as part of current liabilities, $54.8 million of deferred revenue and unearned rental income. Additionally, a $46.5 million deferred tax liability is included in other long-term liabilities as of September 30, 2013. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $82.8 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of September 30, 2013. Also included in the current portion of long-term debt is $7.3 million related to communities held for sale as of September 30, 2013 (Note 12), which will be repaid with the proceeds from the sales when completed.
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

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

In the nine months ended September 30, 2013 and 2012, we reported net cash provided by operating activities of $93.8 million and $110.6 million, respectively, in our condensed consolidated statements of cash flows. Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations. We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.
As discussed above, we expect to repay, refinance or extend our balloon payments due in the next 12 months. If we are unable to do so, or if additional principal payments are required as a result of covenant violations, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities for at least the next 12 months by reducing or delaying its capital expenditures and operating expenses, selling communities or a combination thereof. However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months.
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
Note 9. Fair Value Disclosures
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	September 30,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Assets
Investment securities - trading	$6,787	$—	$—	$6,787
Interest rate cap agreement	—	242	—	242

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Assets
Investment securities - trading	$4,910	$—	$—	$4,910
Interest rate cap agreement	—	164	—	164
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
We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, and long-term debt. As of September 30, 2013 and December 31, 2012, the fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

prevailing interest rates (Level 2 inputs). The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	September 30, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,512,609	$1,546,670	$1,608,317	$1,663,687
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
In the second quarter of 2013, we recorded impairment charges of $5.2 million related to two communities that we disposed of and two that are held for sale as of September 30, 2013, which are included in loss from discontinued operations. We determined the fair value of the assets based on the executed purchase and sale agreements.
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
Note 10. Income Taxes
Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, which we recorded in connection with our acquisition of Summerville Senior Living, Inc. in 2007. These liabilities, which totaled $113,000 as of September 30, 2013, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.
We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are recorded as current assets in the condensed consolidated balance sheets and amounted to $32.7 million and $33.8 million as of September 30, 2013 and December 31, 2012, respectively. Deferred tax liabilities amounted to $46.5 million and $46.8 million as of September 30, 2013 and December 31, 2012, respectively, which are included in other long-term liabilities in the condensed consolidated balance sheets.
Because the Company fully reserves its deferred tax assets, no net tax effects were allocated to the components of other comprehensive loss.
Note 11. Contingencies
The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of business. These claims, lawsuits and

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

other matters are similar to those to which other companies in the senior living and healthcare industries are subject. The defense of these claims, lawsuits and governmental audits, investigations and proceedings, certain of which allege large damage amounts, may require us to incur significant expense.

We maintain a combination of self-insurance reserves and commercial insurance policies in amounts and with coverage and deductibles that we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We cannot predict the ultimate outcome of any pending litigation, claims, or regulatory and other governmental audits, investigations and proceedings. Certain of these matters are not covered by insurance, and, in any event, there is no assurance that our actual costs or damages related to any such matter will not exceed such reserves or applicable insurance policy limits.
On June 4, 2013, in Joan Boice et al. v. Emeritus Corporation et al., the Sacramento County Superior Court entered final judgment in favor of Joan Boice (deceased) and against the Company in the amount of $250,000 in compensatory damages and $23.0 million in punitive damages for alleged elder abuse. Judgment was also entered in favor of Joan Boice’s three adult children for $250,000 and the court awarded the plaintiffs’ lawyer over $4.1 million in attorneys’ fees. On July 8, 2013, we filed a Notice of Appeal. We were required to post a bond in connection with our appeal, and made a cash deposit in the amount of $20.9 million to collateralize the bond.
On July 29, 2013, a claim alleging the failure to provide certain services at our California assisted living communities was filed against the Company in the Alameda County Superior Court and subsequently removed to the United States District Court for the Northern District of California. In this case, the plaintiff is seeking to represent a class of residents at such California communities during the period beginning July 29, 2009.  The plaintiff alleges violations of certain laws, including California’s Consumer Legal Remedies Act, Unfair Competition Law and Financial Elder Abuse statute.  The Company believes that the suit is without merit and has filed a motion to dismiss the action in its entirety. At this time the Company is unable to estimate a possible range of loss.
As of September 30, 2013 and December 31, 2012, we have recorded a liability related to self-insured professional and general claims, including known claims, incurred but not yet reported claims, and legal fees, of $29.6 million and $25.8 million, respectively. We believe that the range of reasonably possible losses as of September 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $28.1 million to $45.0 million. The high end of the range reflects the potential for high-severity losses.
Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The net liability for known claims and incurred but not yet reported claims was $7.9 million and $6.3 million as of September 30, 2013 and December 31, 2012, respectively (the gross liability was $16.4 million and $25.0 million with corresponding estimated amounts receivable from the insurance companies of $8.5 million and $18.7 million, respectively).
The total gross liability for professional and general claims as of September 30, 2013 and December 31, 2012 was $46.0 million and $50.8 million, respectively, of which $15.6 million and $21.2 million is included in accrued insurance liabilities, with the balance recorded in other long-term liabilities. Of the related amounts receivable from insurance companies as of September 30, 2013 and December 31, 2012, $3.7 million and $8.6 million, respectively, is included in other receivables and $4.7 million and $10.1 million, respectively, is included in other assets, net, in the condensed consolidated balance sheets.
We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $42.4 million and $38.3 million at September 30, 2013 and December 31, 2012, respectively, of which $12.6 million and $12.2 million is included in accrued insurance liabilities as of September 30, 2013 and December 31, 2012, respectively, with the balance recorded in other long-term liabilities. We believe that the range of reasonably possible losses as of September 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $40.7 million to $44.0 million.
For health insurance, we self-insure each participant up to $350,000 per year, above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims is included in accrued insurance liabilities in the condensed consolidated balance sheets and was $10.3 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively.
Note 12. Discontinued Operations

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

Net losses from discontinued operations for the three and nine months ended September 30, 2013 and 2012 represent losses on the sales of communities and related impairment charges and transaction costs (Note 9). During the nine months ended September 30, 2013, we sold four communities and terminated the lease on one community, and two communities are classified as held-for-sale as of September 30, 2013. We sold three communities in the third quarter of 2012 and one community in the second quarter of 2012.
Revenues and expenses related to any and all of these communities were not material to the consolidated statements of operations.
Note 13. Segment Information
The Company currently has three operating segments which are ancillary services, the HCP Leased Communities, and the legacy Emeritus communities. Operating segments are defined as components of an enterprise that engage in business activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.
For financial reporting purposes, the HCP Leased Communities and legacy Emeritus communities meet applicable aggregation criteria and are therefore combined into one reportable segment, which is assisted living and related services ("Senior Living"). The ancillary services segment does not meet applicable materiality thresholds for separate segment disclosure but is included as the primary component of an "all other" category under GAAP. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 2, except as noted below.
The following table sets forth certain segment financial data and does not include reimbursed costs incurred on behalf of managed communities (in thousands). Unallocated amounts include corporate revenues and expenses, capital lease adjustments, and certain unallocated community revenues and expenses.

	Three Months Ended September 30, 2013
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$442,223	$41,774	$(139)	$483,858
Management fees	—	—	630	630
Community and ancillary services operations expenses	298,117	32,966	(1,456)	329,627
General and administrative expenses	—	3,929	24,201	28,130
EBITDAR (b)	144,106	4,879	(22,254)	126,731
Lease expense	80,906	1,277	(43,976)	38,207
EBITDA (c)	63,200	3,602	21,722	88,524
Interest expense	22,066	—	49,375	71,441
Depreciation and amortization	18,309	—	26,893	45,202
Other (revenue) and expense, net	(241)	—	358	117
Segment profit (loss)	$23,066	$3,602	$(54,904)	$(28,236)

	Three Months Ended September 30, 2012
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$322,104	$640	$1,130	$323,874
Management fees	—	—	5,293	5,293
Community and ancillary services operations expenses	216,473	562	(92)	216,943
General and administrative expenses	—	131	22,951	23,082
EBITDAR (b)	105,631	(53)	(16,436)	89,142
Lease expense	45,448	19	(14,507)	30,960
EBITDA (c)	60,183	(72)	(1,929)	58,182
Interest expense	23,203	—	15,248	38,451
Depreciation and amortization	19,588	—	12,873	32,461
Other (revenue) and expense, net	(347)	—	997	650
Segment profit (loss)	$17,739	$(72)	$(31,047)	$(13,380)

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months and Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$1,286,156	$125,505	$2,726	$1,414,387
Management fees	—	—	2,010	2,010
Community and ancillary services operations expenses	861,690	97,126	14,400	973,216
General and administrative expenses	—	—	86,461	86,461
EBITDAR (b)	424,466	28,379	(96,125)	356,720
Lease expense	231,149	3,687	(132,426)	102,410
EBITDA (c)	193,317	24,692	36,301	254,310
Interest expense	66,591	—	149,139	215,730
Depreciation and amortization	55,659	—	79,955	135,614
Other (revenue) and expense, net	(768)	—	304	(464)
Segment profit (loss)	$71,835	$24,692	$(193,097)	$(96,570)

	Nine Months Ended September 30, 2012
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$953,227	$1,954	$5,244	$960,425
Management fees	—	—	15,490	15,490
Community and ancillary services operations expenses	635,731	1,204	7,052	643,987
General and administrative expenses	—	—	69,492	69,492
EBITDAR (b)	317,496	750	(55,810)	262,436
Lease expense	135,473	56	(42,382)	93,147
EBITDA (c)	182,023	694	(13,428)	169,289
Interest expense	69,535	—	46,548	116,083
Depreciation and amortization	59,071	—	38,953	98,024
Other (revenue) and expense, net	(760)	—	4,867	4,107
Segment profit (loss)	$54,177	$694	$(103,796)	$(48,925)
(a) All revenue is earned from external third parties in the United States.
(b) EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and rent (lease) expense and represents the measure of profitability used by our chief operating decision maker ("CODM") to evaluate the Senior Living segment. The Senior Living data set forth above do not include adjustments related to capital leases and certain unallocated revenues and expenses.
(c) EBITDA is defined as EBITDAR less lease expense and represents the measure of profitability used by our CODM to evaluate our ancillary services segment, the primary component of the All Other category. Lease expense for Senior Living represents cash rent payments on operating and capital leases.

	As of September 30, 2013
	Senior
	Living	All Other	Totals
Total Assets	$4,496,301	$147,293	$4,643,594
Goodwill	134,161	53,894	188,055

	As of December 31, 2012
	Senior
	Living	All Other	Totals
Total Assets	$4,525,409	$135,341	$4,660,750
Goodwill	135,039	51,717	186,756

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

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
We strive to provide a wide variety of supportive living services in a professionally staffed environment that enables seniors to live with dignity and independence. Our holistic approach enhances every aspect of our residents’ lives by assisting them with life enrichment activities including transportation, socialization and education, housing and 24-hour personal support services, such as medication management, bathing, dressing, personal hygiene and grooming. The average age of our residents is 84.
As of September 30, 2013, we owned 188 communities and leased 312 communities. These 500 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”
We also provide management services to independent and related-party owners of senior living communities. As of September 30, 2013, we managed 15 communities, three of which are owned by joint ventures in which we have a financial interest. The communities we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”
Recent Developments
In September 2013, we acquired 38 communities pursuant to an operating lease with Health Care REIT, Inc. ("HCN"). These communities were previously operated by Merrill Gardens (the "Merrill Gardens Communities"). Rent in the first year of the lease will initially be $54.0 million and will increase each year based on the greater of (i) the percentage change in the consumer price index ("CPI") or (ii) (a) 4.0% in the second year of the lease and (b) 3.25% thereafter. Additional rent may be due beginning in the third year of the lease if gross revenues, as defined therein, exceed certain thresholds. The initial term of the Master Lease is fifteen years, and we have the option to extend the lease for one additional fifteen-year term. HCN has committed to fund up to $10.0 million for capital improvements during the first two years of the Master Lease, and our rent will increase by 6.5% of any such capital improvements funded.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

Summary of Activity
A summary of activity for the first nine months of 2013, compared to the same period for 2012, is as follows:

•	Total operating revenues increased $309.5 million, or 27.4%, to $1.4 billion from $1.1 billion for the prior-year period, due primarily to acquisitions in the fourth quarter of 2012.

•
Operating income from continuing operations increased $50.2 million to $116.9 million from $66.7 million for the prior-year period. Our net loss attributable to Emeritus Corporation common shareholders was $103.5 million compared to $57.4 million for the prior-year period.

•	Average occupancy of the Consolidated Portfolio increased to 86.8% from 86.7% for the prior-year period.

•
Average rate per occupied unit decreased 3.3% to $4,011 from $4,148 for the prior-year period. This is primarily due to the communities in the HCP Transaction, which had lower rates than our legacy communities.

•	Net cash provided by operating activities was $93.8 million compared to $110.6 million for the prior-year period.
Our Portfolios
As of September 30, 2013, we operated 515 senior living communities in 45 states. Our Consolidated Portfolio had a capacity of 52,157 beds and our Operated Portfolio had a capacity of 53,901 beds. The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	September 30, 2013		December 31, 2012		September 30, 2012
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	188	15,679	192	16,157	183	15,073
Leased(a)	312	29,743	269	24,831	140	14,499
Consolidated Portfolio	500	45,422	461	40,988	323	29,572
Managed	12	1,301	13	1,357	12	1,264
Managed - Joint Ventures	3	198	9	687	142	11,845
Operated Portfolio	515	46,921	483	43,032	477	42,681

(a)
We account for 117 of the 312 leased communities as operating leases and 195 as capital or financing leases. We do not include the assets and liabilities of the 117 operating lease communities on our condensed consolidated balance sheets.

(b)	Total units reflect skilled nursing units in terms of beds.

Our Total Operated Portfolio as of September 30, 2013 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,262	2,950	1,061	208	198	15,679
Leased	19,508	3,811	5,197	961	266	29,743
Consolidated Portfolio	30,770	6,761	6,258	1,169	464	45,422
Managed	782	226	246	25	22	1,301
Managed - Joint Ventures	122	76	—	—	—	198
Operated Portfolio	31,674	7,063	6,504	1,194	486	46,921

(a)	Assisted living

(b)	Memory care

(c)	Independent living

(d)	Skilled nursing beds

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

(e)	Units taken out of service
The units taken out of service represent rooms that we have converted to alternative uses, such as additional office space, and are not available for immediate occupancy. We exclude the units taken out of service from the calculation of the average occupancy rate. We place these units back into service as demand dictates.
Significant Transactions
Transactions completed in the first nine months of 2013 are summarized below.

	Transaction Period	Unit Count	Transaction Type	r in Owned Count	r in Leased Count	r in Managed Count
Count as of December 31, 2012				192	269	22

2013 Activity
Necanicum Village	Feb 2013	80	Disposition	—	—	(1)
Emeritus at Diablo Lodge	Mar 2013	118	Acquisition	—	1	—
HCP Transaction - delayed close properties	Mar 2013	—	Acquisition	—	4	(4)
Big Sky	Apr 2013	159	Disposition	—	—	(1)
Emeritus at Roseville Gardens	Apr 2013	—	Acquisition	1	(1)	—
Sunshine Village	Apr 2013	84	Disposition	(1)	—	—
Emeritus at Pinellas Park	May 2013	97	Disposition		(1)	—
Emeritus at Augusta	May 2013	50	Disposition	(1)	—	—
Emeritus at Fulton Villa	Jun 2013	80	Disposition	—	—	(1)
Emeritus at Springtree	Jun 2013	—	Sale-leaseback	(1)	1	—
Emeritus at Halcyon Village	Jul 2013	76	Acquisition	—	1	—
Terrace at Jasper	Jul 2013	62	Disposition	(1)	—	—
Emeritus at West Park Place	Aug 2013	123	Disposition	(1)	—	—
HCN - Merrill Gardens	Sep 2013	4,406	Acquisition	—	38	—

Count as of September 30, 2013				188	312	15

Results of Operations
Sources of Revenues
We generate revenues by providing senior housing and related healthcare services to the senior population. We are the largest provider of assisted living and memory care services in the United States, with a capacity for approximately 54,000 residents. Assisted living and memory care units comprise approximately 82.6% of our total Operated Portfolio.
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

We rely primarily on our residents' ability to pay our charges for senior living services from their own or family resources and expect that we will do so for the foreseeable future. Private pay revenues represented 80.0% of our consolidated commuity and ancillary services revenues and 87.6% of our senior living revenues in the first nine months of 2013. We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated. Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases. Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to slow

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

economic growth in the United States, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.
Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 20.0% of our consolidated community and ancillary revenues in the first nine months of 2013 compared to 12.5% in the comparable 2012 period. The increase in government reimbursed revenues is primarily due to our acquisition of NOC in November 2012, as NOC’s revenues are almost all from Medicare. Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.
There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, on April 1, 2013, the mandated 2.0% reduction in Medicare payments under the Budget Control Act of 2011 went into effect. These cuts cannot be offset through higher co-pays or other charges to patients. Although we believe that we can offset a portion of Medicare cuts through targeted expense reductions, the reductions are not expected to fully offset the revenue decrease.
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
Same Community Portfolio Analysis
Of the 500 communities included in our Consolidated Portfolio as of September 30, 2013, we include 320 communities in our Same Community Portfolio. Our Same Community Portfolio consists of consolidated communities that we have continuously operated since January 1, 2012, and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.
Selected data from our Same Community Portfolio is as follows:

	Three Months Ended September 30,
	2013	2012	$ r	% r (a) (b)
	(in thousands, except percentages)
Community revenue	$323,015	$319,896	$3,119	1.0%
Community operations expense	$(218,633)	$(213,631)	$(5,002)	(2.3)%
Community operating income	$104,382	$106,265	$(1,883)	(1.8)%
Average monthly revenue per occupied unit	$4,247	$4,196	$51	1.2%
Average occupancy rate	87.1%	87.4%		(0.3) ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

(a)	“N/M” indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.

(b)	“ppt” refers to percentage points. Applies to all subsequent tables in this section.
Revenues from our Same Community Portfolio represented 73.1% of our total community revenue for the third quarter of 2013. The increase in same community revenues was due to improvements in average revenue per occupied unit.
The increase in operating expense from the Same Community Portfolio was primarily due to increases in salaries and benefits, professional liability insurance, marketing, and supplies, offset somewhat by lower health insurance expenses from our August 2012 transition to a more efficient network and fluctuations in employee enrollment, as well as lower bad debt expense.
Comparison of the Three Months Ended September 30, 2013 and 2012
Net Loss Attributable to Emeritus Corporation Common Shareholders
We reported a net loss attributable to Emeritus common shareholders of $27.8 million for the three months ended September 30, 2013, compared to net loss of $16.3 million in the prior-year period. As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.
Operating income from continuing operations increased by $18.6 million to $43.0 million in the third quarter of 2013. The increase in operating income was primarily the result of net community acquisitions during 2012 and the acquisition of NOC in November 2012.

The $11.6 million increase in net loss was due primarily to the increase in operating income of $18.6 million being offset by increases in other net non-operating expenses. Interest expense increased by $33.0 million primarily as a result of capital lease accounting treatment of the HCP Leased Communities that we acquired in the fourth quarter of 2012.
The details of each of the components of net loss are set forth below.
Total Operating Revenues:

	Three Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Same Community Portfolio	$323,015	$319,896	$3,119	1.0%
Acquisitions, dispositions, development and expansion	118,980	3,034	115,946	N/M
Ancillary services	41,774	640	41,134	N/M
Unallocated community revenue (a)	89	304	(215)	(70.7)%
Community and ancillary services revenue	483,858	323,874	159,984	49.4%
Management fees	630	5,293	(4,663)	N/M
Reimbursed costs incurred on behalf of managed communities	7,245	51,953	(44,708)	N/M
Total operating revenues	$491,733	$381,120	$110,613	29.0%

Average monthly revenue per occupied unit	$4,008	$4,189	$(181)	(4.3)%
Average occupancy rate	87.3%	87.1%		0.2 ppt

(a) Comprised primarily of deferred move-in fees.
The increase in revenues of $3.1 million from the Same Community Portfolio was due to improvement in the rates we charge our residents. As further described in Same Community Portfolio Analysis above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2012, net of dispositions. Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $115.9 million due primarily to the HCP Transaction as well as the September 1, 2013 acquisition of the 38 former Merrill Gardens Communities pursuant to the Master Lease. The increase in ancillary services revenue was the result of our acquisition of NOC in November 2012.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

The decrease in management fees and reimbursed costs incurred on behalf of managed communities is the result of the HCP Transaction in which 142 communities that were previously owned by the Sunwest JV and managed by us are now part of our Consolidated Portfolio as owned and leased properties.
Community and Ancillary Services Operating Expense:

	Three Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Same Community Portfolio	$218,633	$213,631	$5,002	2.3%
Acquisitions, dispositions, development, and expansion	78,195	2,712	75,483	N/M
Ancillary services	32,966	562	32,404	N/M
Unallocated community expenses	(167)	38	(205)	N/M
Community operations and ancillary services	$329,627	$216,943	$112,684	51.9%
As a percentage of total operating revenues	67.0%	56.9%		10.1	ppt

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
Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $75.5 million, due primarily to the HCP Transaction, as well as the September 1, 2013 acquisition of the 38 former Merrill Gardens Communities pursuant to the Master Lease.
Ancillary services expense represents the operating expenses incurred by NOC, acquired in November 2012, as well as our durable medical equipment subsidiary.
General and Administrative Expense:

	Three Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Senior living	$24,201	$22,951	$1,250	5.4%
Ancillary services	3,929	131	3,798	N/M
General and administrative	$28,130	$23,082	$5,048	21.9%
As a percentage of total operating revenues	5.7%	6.1%		(0.4)
The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in employee compensation, including noncash stock compensation expense. Ancillary services represents the general and administrative expenses incurred by NOC, acquired in November 2012, as well as our durable medical equipment subsidiary.
Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.3% and 5.3% (4.5% and 4.7% excluding stock compensation expense) for the three-month periods ended September 30, 2013 and 2012, respectively. We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.

We computed these percentages as follows:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013		2012
	(in thousands, except percentages)
Senior living general and administrative expenses		$24,201		$22,951
Sources of revenue:
Owned and leased	$442,084		$323,234
Managed	14,357		108,431
Total revenue for all communities in our Operated Portfolio		$456,441		$431,665

General and administrative expenses as a percent of
all Operated Portfolio revenue		5.3%		5.3%

General and administrative expenses excluding stock-based
compensation as a percent of Operated Portfolio revenue		4.5%		4.7%
Depreciation and Amortization Expense:

	Three Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Depreciation and amortization	$45,202	$32,461	$12,741	39.3%
As a percentage of total operating revenues	9.2%	8.5%		0.7	ppt
The increase in depreciation and amortization expense represents an increase in depreciation expense of $14.8 million and a decrease in amortization expense of $2.1 million. The increased depreciation expense is due to the addition of new communities to our Consolidated Portfolio, including the 142 communities in the HCP Transaction that were added in the fourth quarter of 2012, as well as depreciation on capital improvements to our existing communities. The decrease in amortization expense is the result of resident contract intangible assets acquired in business combinations becoming fully amortized subsequent to September 30, 2012.
Lease Expense:

	Three Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Operating lease expense	$35,903	$28,425	$7,478	26.3%
Above/below market rent amortization	1,229	1,612	(383)	(23.8)%
Deferred straight-line rent amortization	1,075	923	152	16.5%
Lease expense	$38,207	$30,960	$7,247	23.4%
As a percentage of total operating revenues	7.8%	8.1%		(0.3	) ppt

The increase in total lease expense is due to the new operating leases of 38 former Merrill Garden Communities commencing on September 1, 2013, as well as rent escalators on existing leases. We leased 117 and 79 communities under operating leases as of September 30, 2013 and 2012, respectively.
Costs Incurred on Behalf of Managed Communities:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$7,245	$51,953	$(44,708)	N/M
As a percentage of total operating revenues	1.5%	13.6%		(12.1	) ppt
The decrease in costs incurred on behalf of managed communities was due primarily to the HCP Transaction, which significantly reduced the number of communities that we manage for third parties.
Interest Expense:

	Three Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Interest expense	$71,441	$38,451	$32,990	85.8%
As a percentage of total operating revenues	14.5%	10.1%		4.4	ppt
The increase in interest expense was due primarily to interest on the financing leases and debt added in the fourth quarter of 2012 in the HCP Transaction, partially offset by decreases related to community dispositions and repayment of certain high-rate notes payable in 2013.
Income (Loss) from Discontinued Operations:

	Three Months Ended September 30,
	2013	2012	$r	% r
	(in thousands, except percentages)
Income (loss) from discontinued operations	$146	$(2,698)	$2,844	N/M
As a percentage of total operating revenues	—%	(0.7)%		0.7	ppt
Income from discontinued operations for the three months ended September 30, 2013 primarily consists of net gains on the sales of communities during the period (see Note 12, Discontinued Operations).
Loss from discontinued operations for the three months ended September 30, 2012 primarily consists of losses on the sale of three communities completed during the quarter.

Comparison of the Nine Months Ended September 30, 2013 and 2012
Net Loss Attributable to Emeritus Corporation Common Shareholders
We reported a net loss attributable to Emeritus common shareholders of $103.5 million for the nine months ended September 30, 2013, compared to a net loss of $57.4 million in the prior-year period. As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.
Operating income from continuing operations increased by $50.2 million to $116.9 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in operating income was primarily the result of net community acquisitions during 2012 and the acquisition of NOC in November 2012. The $46.2 million increase in net loss attributable to Emeritus common shareholders was due primarily to increases in other net non-operating expenses, partially offset by the increase in operating income of $50.2 million. Interest expense increased by $99.6 million primarily as a result of capital lease treatment of the HCP Leased Communities that we acquired in the fourth quarter of 2012. We record interest expense on capital lease obligations based on our estimated incremental borrowing rate, which for the HCP Leased Communities results in interest expense that exceeds the amount of the lease payments in the early years of the lease. Therefore, interest expense for the nine months ended September 30, 2013 includes noncash interest expense of $24.7 million.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

The details of each of the components of net loss attributable to Emeritus common shareholders are set forth below.
Total Operating Revenues:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Same Community Portfolio	$965,225	$946,522	$18,703	2.0%
Acquisitions, dispositions, development and expansion	323,064	11,187	311,877	N/M
Ancillary services	125,505	1,954	123,551	N/M
Unallocated community revenue (a)	593	762	(169)	(22.2)%
Community and ancillary services revenue	1,414,387	960,425	453,962	47.3%
Management fees	2,010	15,490	(13,480)	N/M
Reimbursed costs incurred on behalf of managed communities	23,630	154,598	(130,968)	N/M
Total operating revenues	$1,440,027	$1,130,513	$309,514	27.4%

Average monthly revenue per occupied unit	$4,011	$4,148	$(137)	(3.3)%
Average occupancy rate	86.8%	86.7%		0.1

(a)	Comprised primarily of deferred move-in fees.
The increase in revenues of $18.7 million from the Same Community Portfolio was primarily due to improvement in the rates we charge our residents. As further described in Same Community Portfolio Analysis above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2012, net of dispositions. Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $311.9 million, due primarily to the HCP Transaction as well as the September 1, 2013 acquisition of the 38 former Merrill Gardens Communities pursuant to the Master Lease. The increase in ancillary services revenue was the result of our acquisition of NOC in November 2012.
The decrease in management fees and reimbursed costs incurred on behalf of managed communities is the result of the HCP Transaction, in which 142 communities that were previously owned by the Sunwest JV and managed by us are now part of our Consolidated Portfolio as leased and owned properties.

Community and Ancillary Services Operating Expense:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Same Community Portfolio	$648,312	$630,154	$18,158	2.9%
Acquisitions, dispositions, development and expansion	215,662	9,548	206,114	N/M
Ancillary services	97,126	1,204	95,922	N/M
Unallocated community expenses	12,116	3,081	9,035	293.2%
Community operations and ancillary services	$973,216	$643,987	$329,229	51.1%
As a percentage of total operating revenues	67.6%	57.0%		10.6	ppt
Community operating expense in our Same Community Portfolio increased by $18.2 million, due primarily to increases in professional liability insurance, supplies, marketing, and salaries and benefits, offset somewhat by lower health insurance expenses from our August 2012 transition to a more efficient network, as well as lower bad debt expense.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $206.1 million, due primarily to the HCP Transaction as well as the September 1, 2013 acquisition of the 38 former Merrill Gardens Communities pursuant to the Master Lease.
Ancillary services expense represents the operating expenses incurred by NOC as well as our durable medical equipment subsidiary.
Unallocated community expenses primarily represent accrued liability adjustments for workers’ compensation insurance and professional and general liability insurance. We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs. The increase in the 2013 period compared to the prior year includes an increase in our self-insurance liabilities related to prior-year claims totaling $13.4 million, compared to $2.4 million in the 2012 period (see Note 11, Contingencies).
General and Administrative Expense:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Senior living	$74,121	$68,983	$5,138	7.4%
Ancillary services	12,340	509	11,831	N/M
General and administrative	$86,461	$69,492	$16,969	24.4%
As a percentage of total operating revenues	6.0%	6.1%		(0.1)
The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in employee compensation, including noncash stock compensation expense, and professional fees. Ancillary services represents the general and administrative expenses incurred by NOC as well as our durable medical equipment subsidiary.

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.6% and 5.4% (4.8% in both periods excluding stock compensation expense) for the nine months ended September 30, 2013 and 2012, respectively.
We computed these percentages as follows:

	Nine Months Ended September 30,
	2013		2012
	(in thousands, except percentages)
Senior living general and administrative expenses		$74,121		$68,983
Sources of revenue:
Owned and leased	$1,288,882		$958,471
Managed	44,950		316,201
Total revenue for all communities in our Operated Portfolio		$1,333,832		$1,274,672

General and administrative expenses as a percent of
all Operated Portfolio revenue		5.6%		5.4%

General and administrative expenses excluding stock-based
compensation as a percent of Operated Portfolio revenue		4.8%		4.8%
Impairment of Long-Lived Assets:
The impairment charge of $2.1 million in the nine months ended September 30, 2012 represents the write-down to fair value of two parcels of undeveloped land that we plan to sell (see Note 9, Fair Value Disclosures—Impairment of Long-Lived Assets).

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

Depreciation and Amortization Expense:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Depreciation and amortization	$135,614	$98,024	$37,590	38.3%
As a percentage of total operating revenues	9.4%	8.7%		0.7	ppt
The increase in depreciation and amortization expense represents an increase in depreciation expense of $43.5 million, net of a decrease in amortization expense of $5.9 million. The increased depreciation expense is due to the addition of new communities to our Consolidated Portfolio, including the 142 communities in the HCP Transaction that were added in the fourth quarter of 2012, as well as depreciation on capital improvements to our existing communities. The decrease in amortization expense is the result of resident contract intangible assets acquired in business combinations becoming fully amortized.
Lease Expense:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Operating lease expense	$97,341	$84,936	$12,405	14.6%
Above/below market rent amortization	3,700	4,990	(1,290)	(25.9)%
Deferred straight-line rent amortization	1,369	3,221	(1,852)	(57.5)%
Lease expense	$102,410	$93,147	$9,263	9.9%
As a percentage of total operating revenues	7.1%	8.2%		-1.1 ppt

The increase in total lease expense is primarily due to the new operating leases of the 38 former Merrill Garden Communities commencing on September 1, 2013, as well as rent escalators on existing leases.
Costs Incurred on Behalf of Managed Communities:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$23,630	$154,598	$(130,968)	N/M
As a percentage of total operating revenues	1.6%	13.7%		(12.1	) ppt
The decrease in costs incurred on behalf of managed communities was due primarily to the HCP Transaction, which significantly reduced the number of communities that we manage for third parties.
Interest Expense:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Interest expense	$215,730	$116,083	$99,647	85.8%
As a percentage of total operating revenues	15.0%	10.3%		4.7	ppt

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

The increase in interest expense was due primarily to interest on the financing leases and debt added in the fourth quarter of 2012 in the HCP Transaction, partially offset by decreases related to community dispositions and repayment of certain high-rate notes payable in 2013.
Income Taxes:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Provision for income taxes	$(2,119)	$(920)	$(1,199)	(130.3)%
As a percentage of total operating revenues	(0.1)%	(0.1)%		—
The income tax provisions in 2013 and 2012 represent estimated state income and franchise tax liabilities.
Loss from Discontinued Operations:

	Nine Months Ended September 30,
	2013	2012	$ r	% r
	(in thousands, except percentages)
Loss from discontinued operations	$(5,222)	$(7,705)	$2,483	32.2%
As a percentage of total operating revenues	(0.4)%	(0.7)%		0.3	ppt
Loss from discontinued operations for the nine months ended September 30, 2013 primarily consists of impairment losses on four communities that were sold or held for sale during the period (see Note 8, Discontinued Operations).
The loss from discontinued operations for the nine months ended September 30, 2012 primarily consists of losses on four communities sold during the period.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

Liquidity and Capital Resources
As of September 30, 2013, we had cash and cash equivalents on hand of $109.6 million, compared to $59.8 million at December 31, 2012.
The Company has incurred significant operating losses since its inception, and we had working capital deficits of $115.5 million and $55.5 million as of September 30, 2013 and December 31, 2012, respectively. Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit as of September 30, 2013 included a $32.7 million deferred tax asset and, as part of current liabilities, $54.8 million of deferred revenue and unearned rental income. A $46.5 million deferred tax liability is included in other long-term liabilities. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $82.8 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of September 30, 2013. We intend to refinance, extend, or retire these obligations prior to their maturities. There can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.
Also included in the current portion of long-term debt is $7.3 million related to communities held for sale as of September 30, 2013 (see Note 12, Discontinued Operations). This debt will be repaid with the proceeds from the sales.
Sources and Uses of Cash
We expect to use our cash to invest in our core business as well as other new business opportunities related to our core business. As discussed above, we expect to refinance or extend our balloon payments of debt principal in the next 12 months; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities for at least the next 12 months by reducing or delaying capital expenditures and operating expenses, selling communities or a combination thereof. However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months. In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities, and a minimum $25.0 million balance of unencumbered liquid assets on the last day of each fiscal quarter. As a result, between $20.0 million and $25.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.
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
The following is a summary of cash flow information for the periods indicated (in thousands):

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012

Cash provided by operating activities	$93,841	$110,621
Cash provided by (used in) investing activities	28,733	(5,445)
Cash used in financing activities	(72,739)	(51,493)
Net increase in cash and cash equivalents	49,835	53,683
Cash and cash equivalents at the beginning of the period	59,795	43,670
Cash and cash equivalents at the end of the period	$109,630	$97,353
In the first nine months of 2013 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows. In the first nine months of 2013, cash provided by operating activities was $93.8 million, compared to $110.6 million in the first nine months of 2012, a decrease of $16.8 million. In July 2013, we posted a bond in connection with our appeal of a jury verdict against the Company in a professional liability case (see Note 11, Contingencies). As a result, we made a cash deposit in the amount of $20.9 million to collateralize the bond, which is included in net cash flows from operating activities.
Cash provided by investing activities during the first nine months of 2013 includes $62.9 million of distributions and expense reimbursements from unconsolidated joint ventures, primarily the Sunwest JV, and $34.3 million from the sale of communities. These cash inflows were offset in part by capital expenditures totaling $50.4 million used to maintain and improve our communities, and acquisitions totaling $6.3 million. We used cash in investing activities during the first nine months of 2012 primarily for capital expenditures.
In the first nine months of 2013, financing activities included $42.4 million in net cash from the sale of stock and exercise of stock options, including $31.3 million from the March 2013 public offering (conducted simultaneously with the secondary public offering described in Note 4, Acquisitions and Other Significant Transactions—2013 Stock Offering), and $68.1 million in proceeds from long-term borrowings and financings, comprised primarily of $50.0 million of proceeds from the NOC credit facility. Cash paid for debt and capital lease principal payments totaled $183.3 million, including $88.1 million paid to HCN and Ventas for early retirement of debt. Additionally, we paid net distributions of $3.7 million to our noncontrolling interest holders, primarily consisting of a $3.9 million distribution to the Minority Members of NOC. In the first nine months of 2012, we used cash in financing activities primarily for the repayment of debt and lease obligations.

As of September 30, 2013, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $154.5 million.
Payment Commitments
The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

	Principal Due by Period
					More than
Contractual Obligations	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,512,609	$122,894	$290,345	$807,786	$291,584
Capital and financing leases including current portion	2,513,638	31,577	86,021	119,046	2,276,994
Operating leases	1,908,508	177,668	363,993	360,494	1,006,353
Liability related to unrecognized tax benefits (b)	113	–	–	–	–
	$5,934,868	$332,139	$740,359	$1,287,326	$3,574,931

(a)	Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q.

(b)
We have recognized total liabilities related to unrecognized tax benefits of $113,000 as of September 30, 2013. The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

The following table summarizes interest on our contractual obligations as of September 30, 2013 (in thousands):

	Interest Due by Period
					More than
Contractual Obligations	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$413,855	$89,132	$157,801	$102,308	$64,614
Capital and financing lease obligations	4,451,910	161,458	326,971	326,712	3,636,769
	$4,865,765	$250,590	$484,772	$429,020	$3,701,383
The amounts above do not include our indirect guarantee of the construction loan payable by one of our Wegman joint ventures ("Vestal").  Emeritus has a 50.0% ownership interest in Vestal which we account for as an unconsolidated equity method investment.  As of September 30, 2013, the loan balance for Vestal was $7.0 million with a variable interest rate at LIBOR (floor of 1.5%) plus 4.0%. Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay this loan, our share of the obligation would be 50.0%.
Financial Covenants and Cross-Defaults
Many of our debt instruments, leases and corporate guarantees contain financial covenants that require the Company to meet specified financial criteria as of the end of each reporting period. These financial covenants generally prescribe operating performance metrics such as debt or lease coverage ratios, operating income yields, fixed-charge coverage ratios and/or minimum occupancy requirements. Others are based on financial metrics such as minimum cash or net worth balances, or have material adverse change clauses. In the event of default, remedies available to the counterparties to these arrangements vary, but include the requirement to post a security deposit in specified amounts, acceleration of debt or lease payments, and/or the termination of the related lease agreements.
In addition, many of the lease and debt instruments contain cross-default provisions whereby a default under one obligation can cause a default under one or more other obligations. Accordingly, an event of default could have a material adverse effect on our financial condition if a lender or landlord exercised their rights under an event of default.
As of September 30, 2013, the Company had outstanding $1.5 billion of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 73.7% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions. These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $328.7 million, or approximately 21.7% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, and were typically issued to, and secured by, the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage. These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds. Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances. In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts,

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $21.4 million provided by real estate investment trusts (each a “REIT” and collectively, “REITs") to facilitate community acquisitions, and a $48.1 million loan to NOC, which combined represents approximately 4.6% of our total debt outstanding. The mezzanine debt is unsecured and the NOC credit facility is secured by its personal property and stock. Performance under the NOC credit facility is guaranteed by the Company and includes a requirement to maintain a minimum debt service coverage ratio and cash and net worth balances. Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies under an event of default include the acceleration of payments of the related obligations.

As of September 30, 2013, we operated 312 communities under long-term lease arrangements, of which 287 were leased from publicly traded REITs. Of the 312 leased properties, 85 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios. Other typical events of default under all of these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements. As of September 30, 2013, we were in violation of financial covenants in one loan agreement covering one community and one lease agreement covering four communities. We obtained waivers from the lenders and landlord through September 30, 2013 and therefore are in compliance with those financial covenants.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements other than community operating leases. For additional information on the community operating leases, see the discussions of Lease Expense contained in the section Results of Operations.
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
Revenue Recognition
Approximately 20.0% and 12.5% of our community and ancillary services revenue in the nine months ended September 30, 2013 and 2012, respectively, were derived from governmental reimbursement programs such as Medicare and Medicaid. We record billings for services under third-party payer programs net of contractual adjustments as determined by the specific program. We accrue any retroactive adjustments when assessed, regardless of when the assessment is paid or withheld, even if we have not agreed to or are appealing the assessment. We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known. Nearly all of NOC’s revenues are derived from Medicare.
Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. As a result, there is at least a reasonable possibility that recorded estimates may change in the near term. We believe that the Company is in compliance in all material respects with all applicable laws and regulations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

Self-Insurance Reserves
We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance (see Note 11, Contingencies).
We are self-insured for professional liability risk with respect to 269 of the 500 communities in our Consolidated Portfolio. The other 231 communities are insured with conventional indemnity policies. The liability for self-insured incurred but not yet reported claims was $29.6 million and $25.8 million at September 30, 2013 and December 31, 2012, respectively. We believe that the range of reasonably possible losses as of September 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $28.1 million to $45.0 million. The high end of the range reflects the potential for high-severity losses.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The net liability for known claims and incurred not yet reported claims was $7.9 million and $6.3 million as of September 30, 2013 and December 31, 2012, respectively (the gross liability was $16.4 million and $25.0 million with corresponding estimated amounts receivable from the insurance companies of $8.5 million and $18.7 million, respectively).
We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $42.4 million and $38.3 million at September 30, 2013 and December 31, 2012, respectively. We believe that the range of reasonably possible losses as of September 30, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $40.7 million to $44.0 million.
For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims was $10.3 million and $10.0 million at September 30, 2013 and December 31, 2012, respectively. A 10.0% change in the estimated liability at September 30, 2013 would have increased or decreased Operated Portfolio expenses during the current period by approximately $1.0 million.
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
In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits to our employees. The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective. The ACA did not have a material financial impact on our Company in the nine months of 2013. However, we could see significant cost increases beginning in 2014 when certain provisions of the legislation are required to be implemented.
Impact of Inflation
Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 20.0% of our community and ancillary services revenues for the nine months ended September 30, 2013. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future. Changing economic outlooks in the United States may impact our ability to raise prices. In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

Non-GAAP Measures
A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be excluded or included in most measures under GAAP.

Definition of Adjusted EBITDA:
We define Adjusted EBITDA as net income (loss) adjusted for the following items:

•	Depreciation and amortization;

•	Interest income;

•	Interest expense;

•	Net equity earnings or losses for unconsolidated joint ventures;

•	Provision for income taxes;

•	Certain noncash revenues and expenses;

•	Transaction costs; and

•	Transition costs (incremental costs to integrate new communities).
We define Adjusted EBITDAR as Adjusted EBITDA plus lease expense, net of amortization of above/below market rents and deferred straight-line rent.
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
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

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
The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(27,913)	$(16,402)	$(103,911)	$(57,550)
Depreciation and amortization	45,202	32,461	135,614	98,024
Interest income	(118)	(101)	(346)	(303)
Interest expense	71,441	38,451	215,730	116,083
Net equity losses for unconsolidated joint ventures	86	28	93	500
Income tax (benefit) provision	(177)	324	2,119	920
(Income) loss from discontinued operations	(146)	2,698	5,222	7,705
Amortization of above/below market rents	1,229	1,612	3,700	4,990
Amortization of deferred gains	(237)	(249)	(727)	(782)
Loss (gain) on early extinguishment of debt	476	188	(3)	133
Stock-based compensation	3,542	2,640	10,351	8,319
Change in fair value of derivative financial
instruments	100	174	(77)	919
Deferred revenue	299	(305)	2,635	(755)
Deferred straight-line rent	1,075	923	1,369	3,221
Impairment of long-lived assets	—	—	—	2,135
Loss on lease termination	—	—	486	—
Transaction and financing costs	291	1,151	1,833	2,639
Transition costs	1,047	—	1,047	—
Self-insurance reserve adjustments	288	190	13,424	2,436
Adjusted EBITDA	96,485	63,783	288,559	188,634
Lease expense	35,903	28,425	97,341	84,936
Adjusted EBITDAR	$132,388	$92,208	$385,900	$273,570

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Adjusted EBITDAR	$132,388	$92,208	$385,900	$273,570
Interest income	118	101	346	303
Interest expense	(71,441)	(38,451)	(215,730)	(116,083)
Income tax (benefit) provision	177	(324)	(2,119)	(920)
Amortization of loan fees	755	785	2,307	2,465
Allowance for doubtful receivables	2,236	2,658	6,620	7,883
Change in other operating assets and liabilities	2,702	14,467	4,910	31,740
Transaction and financing costs	(291)	(1,254)	(1,833)	(2,731)
Transition costs	(1,047)	—	(1,047)	—
Self-insurance reserve adjustments	(288)	(190)	(13,424)	(2,436)
Lease expense	(35,903)	(28,425)	(97,341)	(84,936)
Non-cash interest expense	8,459	676	24,738	1,985
Discontinued operations cash component	77	(111)	53	(111)
Other	(190)	(35)	461	(108)
Net cash provided by operating activities	$37,752	$42,105	$93,841	$110,621
Definition of Cash From Facility Operations:
We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;

•	Repayment of capital lease and financing obligations;

•	Recurring capital expenditures; and

•	Distributions from unconsolidated joint ventures, net.
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
RESULTS OF OPERATIONS - CONTINUED
Three Months and Nine Months Ended September 30, 2013 and 2012

CFFO has limitations as an analytical tool.  It should not be viewed in isolation or as a substitute for GAAP measures of cash flows from operating activities.  CFFO does not represent cash available for discretionary expenditures, since we may have mandatory debt service requirements or other non-discretionary expenditures not reflected in the measure.
We believe CFFO is useful to investors because it assists in their ability to meaningfully evaluate: (i) our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases; and (ii) our ability to make regular recurring routine capital expenditures to maintain and improve our communities.
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
The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net cash provided by operating activities	$37,752	$42,105	$93,841	$110,621
Changes in operating assets and liabilities, net	(2,702)	(14,467)	(4,910)	(31,740)
Repayment of capital lease and financing obligations	(6,672)	(4,373)	(19,482)	(12,450)
Recurring capital expenditures	(7,262)	(6,471)	(18,693)	(14,644)
Distributions from unconsolidated joint ventures (a)	43	929	471	1,016
Cash From Facility Operations	21,159	17,723	51,227	52,803
Transaction costs	291	1,292	1,833	2,480
Transition costs	1,047	—	1,047	—
Self-insurance reserve adjustments, prior years	288	190	13,424	2,436
Adjusted Cash From Facility Operations	$22,785	$19,205	$67,531	$57,719

(a) Excludes distributions resulting from the HCP Transaction, the sale of communities and refinancing of debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.
Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings. At September 30, 2013, we had approximately $317.0 million of variable rate borrowings based on LIBOR. Of this total variable rate debt, $76.2 million varies with LIBOR with no LIBOR floors or ceilings. For every 1.0% change in the LIBOR on this $76.2 million in variable rate debt, interest expense will either increase or decrease by $762,000. As of September 30, 2013, the $76.2 million of variable rate debt carried a weighted average variable rate of LIBOR plus 4.95% based on the monthly and 90-day LIBOR rates of 0.178% and 0.248%, respectively. In addition, we have variable rate debt of $240.8 million that has LIBOR floors. At September 30, 2013, this debt carried a weighted average floor of 1.10% and a weighted average spread of 4.09%, for a total weighted average rate of 5.19%. The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 1.10% weighted average floor. Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to September 30, 2013. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In October 2011, pursuant to the terms of a credit agreement related to the acquisition of 24 communities, we purchased an interest rate cap for $1.6 million. This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan, and expires in June 2016.

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of September 30, 2013. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
(b) Changes in internal controls. Management has evaluated the effectiveness of our internal controls through September 30, 2013. Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the third quarter of 2013, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Items 2, 3, 4, and 5 are not applicable.

Item 1. Legal Proceedings

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of business. These claims, lawsuits and other matters, which are similar to those to which other companies in the senior living and healthcare industries are subject, include the following:

Professional and General Liability Claims - As a result of the nature of our business, we are subject to professional and general liability claims and lawsuits (with respect to which a substantial portion of our liability, if any, is self-insured).

Whistleblower Lawsuits - The Company may be subject to qui tam or “whistleblower” lawsuits under the False Claims Act and comparable federal and state laws for allegedly submitting fraudulent bills for services to the Medicare and Medicaid programs. Qui tam lawsuits typically remain under seal (and, as a result, are usually unknown to the defendant) for some time while the government decides whether or not to intervene on behalf of a private qui tam plaintiff and take the lead in the litigation.

Employment-related Lawsuits - The Company’s operations are subject to a variety of federal and state employment-related laws and regulations, including, but not limited to, the U.S. Fair Labor Standards Act, the Americans with Disabilities Act, regulations of the Equal Employment Opportunity Commission, the Office of Civil Rights and state attorneys general, federal and state wage and hour laws, and a variety of laws enacted by the federal and state governments that govern these and other employment-related matters. Accordingly, the Company is currently subject to employee-related claims and other lawsuits and proceedings in connection with the Company’s operations, including those related to alleged wrongful discharge, illegal discrimination and violations of equal employment and federal and state wage and hour laws.

Minimum Staffing Lawsuits - Various states in which the Company operates have established minimum staffing requirements or may establish minimum staffing requirements in the future. While the Company seeks to comply with all applicable staffing requirements, the regulations in this area are complex and the Company may experience compliance issues from time to time.

Ordinary Course Matters - In addition to the matters described above, the Company is subject to various other claims, lawsuits and governmental audits, investigations and proceedings arising in the ordinary course of business.

The defense of the foregoing claims, lawsuits and governmental audits, investigations and proceedings, certain of which allege large amounts of damages and losses, may require the Company to incur significant expense and may necessitate significant time and attention from the Company’s management. Adverse outcomes in such matters, whether as a result of litigation or settlement, may (i) jeopardize the Company’s participation in certain state and federal healthcare programs, (ii) result in citations, civil and criminal penalties (including the loss of the Company’s licenses to operate one or more communities or healthcare activities), recoupment and/or substantial compensatory and punitive damages and attorneys’ fees that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity, (iii) cause the Company to close or sell one or more of its properties or otherwise modify the way in which the Company conducts its business, (iv) damage the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract residents, patients, and employees, and (v) in the case of “whistleblower” lawsuits brought under the False Claims Act and comparable federal and state laws, result in awards of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the government programs.

We maintain a combination of self-insurance reserves and commercial insurance policies in amounts and with coverage and deductibles that we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We cannot predict the ultimate outcome of any pending litigation, claims, or regulatory and other governmental audits, investigations and proceedings. Certain of these matters are not covered by insurance, and, in any event, there is no assurance that our actual costs or damages related to any such matter will not exceed such reserves or applicable insurance policy limits.

On June 4, 2013, in Joan Boice et al. v. Emeritus Corporation et al., the Sacramento County Superior Court entered final judgment in favor of Joan Boice (deceased) and against the Company in the amount of $250,000 in compensatory damages and $23.0 million in punitive damages for alleged elder abuse. Judgment was also entered in favor of Ms. Boice’s three adult children for $250,000 and the court awarded the plaintiffs’ lawyer over $4.1 million in attorneys’ fees. On July 8, 2013, the Company filed a Notice of Appeal challenging, among other things, the excessive nature of the punitive damages award. Furthermore, the Company intends to argue that the trial court issued several erroneous rulings allowing the jury to consider extraneous, irrelevant, and collateral evidence unrelated to the care of Ms. Boice, meriting reversal or a remand for additional trial proceedings on all issues.

On July 29, 2013, a claim alleging the failure to provide certain services at our California assisted living communities was filed by Arville Winans, by and through his Guardian ad Litem, Renee Moulton, against the Company in the Alameda County Superior Court and subsequently removed to the United States District Court for the Northern District of California. In this case, the plaintiff is seeking to represent a class of residents at such California communities during the period beginning July 29, 2009.  The plaintiff alleges violations of certain laws, including California’s Consumer Legal Remedies Act, Unfair Competition Law and Financial Elder Abuse statute.  In connection with the claims for liability, the plaintiff is seeking an injunction, restitution, attorney's fees and costs, treble damages and punitive damages. The Company believes that the suit is without merit and has filed a motion to dismiss the action in its entirety.

Item 1A. Risk Factors
There were no material changes to risk factors during the nine months ended September 30, 2013 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6. Exhibits
See Index to Exhibits, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2013	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Index to Exhibits

Number	Description		FootnoteNumber

10.24	Document Related to Lease between HCP, Inc. and Summerville Senior Living for 23 Communities.
	10/24/2011	Sixteenth Amendment to Amended and Restated Master Lease dated as of June 28, 2013 by and among affiliates of HCP, Inc. and Emeritus Corporation (addition of Springtree Facility).	(1)
10.38	Document Related to Lease between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc.
	10.38.2	Lease Amendment dated June 1, 2013 by and between Carriage Hill Cabin John, Inc., as agent for the owner, Cabin John Properties, LLC, and Summerville at Potomac, Inc.	(1)
10.73	Document Related to the Lease of 11 Communities from Affiliates of HCP, Inc. (collectively "HCP").
	10.73.07	Tenth Amendment to Master Lease and Security Agreement dated as of June 14, 2013 between HCP and Emeritus Corporation.	(1)
10.83	Documents Related to Debt Financing with Keybank National Association (3 communities).
	10.83.06	Multifamily Mortgage, Assignment of Rent and Security Agreement dated as of July 30, 2013, between Emerichenal LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.83.07	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $6,637,500, payable by Emerichenal LLC to KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Chenal Heights).	(1)
10.9	Documents Relating to Debt Financing with KeyBank N.A. (16 communities)
	10.90.04	Multifamily Mortgage, Assignment of Rent and Security Agreement effective as of July 30, 2013, between Emerihrt Harrisburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.90.05	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $3,375,000, payable by Emerihrt Harrisburg LLC to KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Harrisburg).	(1)
	10.90.06	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of July 30, 2013, between Emerihrt Medical Center LP and KeyCorp Real Estate Capital Markets, Inc.	(1)
	10.90.07	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $7,857,500, payable by Emerihrt Medical Center LP KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Kingsley Place Medical Center).	(1)
10.97	Documents related to the lease of 38 communities from Health Care REIT, Inc. and affiliates
	(collectively, "HCN").
	10.97.01	Master Lease Agreement (Master Lease #7 - MG Facilities - Fannie Lease #2 (PNC)) dated as of September 1, 2013 by and among HCN and Emeritus Corporation (representative of nine separate leases).	(1)
10.98	Documents related to the lease of one community from NHI-REIT of Ohio, LLC (Emeritus at Halcyon Village).
	10.98.01	Master Lease dated as of June 28, 2013 by and between Emeritus Corporation and NHI-REIT of Ohio, LLC.	(1)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated November 5, 2013.
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302	(1)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 5, 2013.
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated November 5, 2013.
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906	(1)
		of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated November 5, 2013.
101	XBRL Files
	101.INS	XBRL Instance Document.	(1)
	101.SCH	XBRL Taxonomy Extension Schema.	(1)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	(1)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase.	(1)
	101.LAB	XBRL Taxonomy Extension Label Linkbase.	(1)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	(1)
Footnotes:
(1) Filed herewith.