Form 10-K
period 2013-12-31
EMERITUS CORP\WA\
filed 2014-02-20
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-14012

EMERITUS CORPORATION
(Exact name of registrant as specified in its charter)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of large accelerated filer, accelerated filer, and smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of common voting stock held by non-affiliates of the registrant as of June 30, 2013 was $954,043,784.
As of January 31, 2014, 48,571,423 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The information required to be reported in Part III of this Annual Report on Form 10-K will be included in our 2014 annual proxy statement (to be incorporated herein by reference) or in an amendment to this Annual Report on Form 10-K.

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The disclosure and analysis in this Annual Report on Form 10-K contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  They often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “seek,” “should,” “will,” or the negative of those terms, or comparable terminology.  Forward-looking statements include, but are not limited to, statements about the pending merger transaction with Brookdale Senior Living, Inc. and the anticipated closing thereof, future financial and operating results, our plans, expectations and intentions, the impact or expected outcome of pending legal proceedings and other similar statements. These forward-looking statements are all based on our views and assumptions as of the time the statements are made and on currently available information, including but not limited to, operating, financial and competitive information, and are subject to various risks and uncertainties.  Actual results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K.

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

Overview

Emeritus was founded in 1993 and is one of the largest and fastest-growing senior living service providers in the United States, focused on operating residential style communities.  Our assisted living and Alzheimer’s and dementia care (“memory care”) communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of our communities offer independent living alternatives and, to a lesser extent, skilled nursing care. We also offer a range of outpatient therapy and home health services in Florida, Arizona and Texas.

The Pending Merger
On February 20, 2014, Emeritus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookdale Senior Living, Inc., a Delaware corporation (“Brookdale”), and Brookdale Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of Brookdale (“Merger Sub”). Pursuant to the terms, and subject to the conditions of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into Emeritus (the “Merger”), and Emeritus will continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Brookdale.
The Merger Agreement was unanimously approved by the board of directors of each of Emeritus and Brookdale, and Emeritus has agreed to convene a special meeting of its shareholders to consider and vote upon the Merger Agreement and the Merger.
In connection with the Merger, each share of Emeritus common stock outstanding immediately prior to the effective time of the Merger (other than shares in respect of which dissenter’s rights are perfected and other than any shares owned by Brookdale or its subsidiaries) will be automatically canceled and converted into the right to receive consideration equal to 0.95 of a share of Brookdale common stock (the “Exchange Ratio”). The Exchange Ratio is fixed and will not be adjusted for changes in the market value of Emeritus common stock or Brookdale common stock. No fractional shares of Brookdale common stock will be issued in the Merger, and Emeritus shareholders will receive cash in lieu of fractional shares, if any, of Brookdale common stock. Each share of Emeritus restricted stock outstanding immediately prior to the effective time of the Merger, whether or not then vested, will become fully vested and will be treated as a share of Emeritus common stock, to be cancelled and converted in the same way as all other outstanding shares of Emeritus common stock, as described above.
Each Emeritus stock option outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right of the holder to receive a number of whole shares of Brookdale common stock, determined by (i) multiplying (A) the total number of shares subject to the Emeritus stock option by (B) an amount equal to the “applicable closing price,” less the exercise price per share for such option, and (ii) dividing such amount by the ten-day volume weighted average closing price of Brookdale common stock (the “VWAP”). The number of shares of Brookdale common stock to be issued to the holder of the Emeritus stock option will be reduced to cover the minimum amount of any applicable tax withholdings. Any Emeritus stock option with an exercise price that is equal to or greater than the “applicable closing price” will terminate and cease to be outstanding, without any payment of consideration. The “applicable closing price” for purposes of the Merger Agreement is calculated by multiplying the VWAP by the Exchange Ratio.
The consummation of the Merger is subject to customary closing conditions, including, among others, (i) obtaining approval of the Emeritus shareholders holding a majority of the outstanding shares of Emeritus common stock and approval of the Brookdale shareholders holding a majority of the outstanding shares of Brookdale common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) absence of legal impediments preventing consummation of the Merger, (iv) the effectiveness under the Securities Act of 1933, as amended, of the Registration Statement on Form S-4 relating to the issuance of the shares of Brookdale common stock in the Merger, (v) approval by the New York Stock Exchange of the listing of the shares of Brookdale common stock to be issued in the Merger, (vi) the receipt of required regulatory approvals and lender consents, (vii) the delivery of opinions from counsel to each of Emeritus and Brookdale to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (viii) the absence of a material adverse effect with respect to Emeritus or Brookdale, as well as other conditions to closing as are customary in transactions such as the Merger.
Emeritus and Brookdale each made customary representations and warranties for a transaction of this type. The Merger Agreement also contains customary covenants, including covenants providing (i) that both parties shall use reasonable best efforts to cause the transactions to be consummated, (ii) both parties shall jointly prepare and file a joint proxy statement and call and hold a special meeting of shareholders for each of Emeritus and Brookdale, and (iii) that neither party will solicit proposals relating to certain alternative transactions or engage in discussions or negotiations in connection with alternative transactions, subject to certain exceptions including in order to comply with fiduciary duties and in the case of Brookdale, certain permitted transactions. The Merger Agreement also requires Emeritus to conduct its operations in the ordinary course during the interim period between execution of the Merger Agreement and the completion of the Merger and to refrain from taking specific actions without Brookdale’s prior written consent.
The Merger Agreement contains certain termination rights for both Emeritus and Brookdale, including, among other things, for the failure to consummate the Merger by November 20, 2014 (which date may be unilaterally extended by either party if certain closing conditions related to regulatory and third party approvals have not been satisfied), and for breaches of representations, warranties or covenants that result in the failure of certain conditions to closing being satisfied. In addition, in the event either Emeritus or Brookdale fails to obtain shareholder approval from their respective shareholders, the other party may terminate the Merger Agreement, upon which Emeritus or Brookdale, as applicable, will be required to pay the terminating party a termination payment of $13.5 million. The Merger Agreement also provides that either Emeritus or Brookdale may terminate the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of the terminating party’s board of directors or termination of the Merger Agreement to enter into a definitive agreement for a “superior proposal”; provided, however, that, in the case of Emeritus, Emeritus will be required to pay Brookdale a break-up fee of $53.0 million, and in the case of Brookdale, Brookdale will be required to pay Emeritus a break-up fee of $143.0 million.
Brookdale has agreed to take all action necessary to provide that its board of directors appoint one individual serving on the Emeritus board of directors to Brookdale's board of directors at the closing of the merger (subject to the approval of such nominee by the Brookdale's Nominating and Corporate Governance Committee). In connection with the foregoing, Emeritus anticipates that Granger Cobb, President and Chief Executive Officer and a director of Emeritus, will be joining Brookdale's board of directors and will be serving as a consultant to Brookdale, in each case, following the closing of the Merger.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Merger Agreement, which will be included as an exhibit to Emeritus' Current Report on Form 8-K, which can be found in Emeritus' SEC filings at www.sec.gov. The foregoing information about the Merger Agreement and the actions and conditions contemplated thereby is stated as of the date on which this Form 10-K is filed. We undertake no obligation to correct or update any information after the date hereof.

Our Business

Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including Nurse On Call, Inc. ("NOC"); (ii) the 133 communities acquired in the HCP Transaction (defined below); and (iii) the legacy Emeritus communities.
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

As of December 31, 2013, we operated 512 senior living communities in 45 states.  The communities consisted of approximately 47,000 residential rooms or suites (collectively “units”) with a resident capacity for approximately 54,000 residents.  Our “Consolidated Portfolio” consists of owned and leased communities and our “Operated Portfolio” consists of our Consolidated Portfolio and the communities we manage for others.  As of December 31, 2013, our Operated Portfolio consisted of the following:

				Units by Type of Service
	Communities	Units (a)	Capacity (b)	AL (c)	MC (d)	IL (e)	SN (f)	Other (g)
Owned	186	15,476	18,892	11,058	2,951	1,062	208	197
Leased	311	29,697	32,994	19,583	3,765	5,104	961	284
Consolidated Portfolio	497	45,173	51,886	30,641	6,716	6,166	1,169	481
Managed	12	1,301	1,434	782	226	247	25	21
Managed - Joint Ventures	3	198	310	122	76	—	—	—
Operated Portfolio	512	46,672	53,630	31,545	7,018	6,413	1,194	502

(a) Designed capacity units whether or not in use as a residential room or suite
(b) Maximum number of residents
(c) Assisted living
(d) Memory care
(e) Independent living
(f) Skilled nursing beds
(g) Units taken out of service

During 2013, we generated approximately 87.9% of our consolidated senior living community revenues and 80.4% of our community and ancillary services revenues from private payor sources, which limits our exposure to government reimbursement risk.

Our Consolidated Portfolio consists of high quality communities that offer a significant number of amenities to our residents and allow us to operate efficiently.  To be competitive in all markets, we have significantly upgraded many of our older communities to enhance their appearance and functionality, making improvements to kitchens, emergency call systems, dining, lounge and recreation areas, landscaping, and electronic systems, including internet access and data transmission.

Our Operated Portfolio includes 309 communities that offer memory care services with approximately 7,000 units in a mix of both free-standing communities and as an attached wing of our senior living communities.  Dementia is a loss of or decline in memory and other cognitive abilities.  Alzheimer’s disease is the most common type of dementia, accounting for 60 to 80 percent of cases and is a disease that is growing significantly in aging populations.  Memory care residents typically have declines in certain mental functions that prevent them from performing activities of daily living, such as dressing and feeding themselves.

In November 2012, we entered the home healthcare business with our purchase of NOC.  NOC is the largest Medicare-licensed home health agency in Florida.  The NOC acquisition provides us with a large platform for expanding home health services into our existing senior living communities, and during 2013 we expanded these services into Arizona and Texas.

We focus on providing service of the highest quality and value to our residents.  We also focus on maximizing our revenues, operating income, and cash flows through a combination of continuing initiatives:

•	establish and maintain quality assurance and risk management programs to maintain customer satisfaction;

•	increase occupancy;

•	optimize revenue per unit;

•	increase capacity and service offerings via selective acquisitions and expansions of existing communities;

•	expand our memory care offerings to meet growing demand through expansions and conversions of existing communities and further acquisition of existing dementia care communities; and

•	increase cost efficiencies through higher occupancy rates and greater economies of scale.

As we have executed these growth initiatives, we have consistently improved our revenues.  Our Consolidated Portfolio occupancy has remained very stable through an extremely challenging economic period, demonstrating the needs-based nature of our business.  During 2013, our initiatives produced the following results, which include the impacts of acquisitions:

•	Total consolidated operating revenues increased by approximately $392.5 million, or 25.0%, in 2013 to $2.0 billion; and

•	The number of communities in our Consolidated Portfolio increased by a net of 36 communities during 2013, which increased our consolidated unit count by approximately 4,185 units.

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

We believe that the assisted living and memory care industry is the preferred residential alternative for seniors who cannot live independently due to physical or cognitive frailties, but who do not require the more intensive medical attention provided by a skilled nursing facility.

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

Cost-Effectiveness.  Assisted living services generally cost considerably less than skilled nursing services located in the same region.  We believe that the cost of assisted living services compares favorably with home healthcare, particularly when costs associated with housing, meals, and personal care assistance are taken into account.  According to the most recent MetLife Market Survey of Nursing Home, Assisted Living, Adult Day Services, and Home Care Costs, the national annual average cost of a year in a skilled nursing facility in 2012 was $90,520 for a private room and $81,030 for a semi-private room, compared to an annual average cost of $42,600 in an assisted living community.

Demographics.  Demographic trends are expected to increase the demand for the assisted living and memory care services in which we specialize.  The target market for our services is persons 75 years and older, which represents one of the fastest growing segments of the population in the United States.  The latest data from the United States Census Bureau predicts that the population in the United States will change in the next 17 years as follows:

Age over:	2013	2030	Change	% Change
65	44.7 million	72.8 million	28.1 million	62.8%
75	19.5 million	34.2 million	14.7 million	75.3%
85	6.1 million	9.0 million	2.9 million	47.5%

The U.S. Census Bureau’s prediction for the next 37 years is as follows:

Age over:	2013	2050	Change	% Change
65	44.7 million	83.7 million	39.0 million	87.2%
75	19.5 million	46.2 million	26.7 million	136.9%
85	6.1 million	18.0 million	11.9 million	195.1%
According to the 2013 Alzheimer’s Disease Facts and Figures report issued by the Alzheimer’s Association, an estimated 5.2 million Americans have Alzheimer’s disease, including approximately one in every nine Americans over age 65.  By 2050, the number of people age 65 and older with Alzheimer's disease may nearly triple, from 5.2 million to a projected 13.8 million, barring the development of medical breakthroughs to prevent, slow or stop the disease. In 2011, the first baby boomers turned 65, and by 2029, all baby boomers will be at least 65 years old.  Absent breakthroughs in medical research, we believe the need for Alzheimer’s and dementia care will continue to increase in the future because of the steady growth in the senior population.

Changing Family Dynamics.  The geographical separation of senior family members from their adult children correlates with the geographic mobility of the U.S. population.  As a result, many families that may have otherwise provided care to senior family members in their homes are unable to do so.  We believe that the number of seniors and their families who are able to afford high quality senior residential services, such as those we offer, has increased, despite recent weakness in the economy.  While the economic downturn since 2008 may have had some impact on the financial resources of seniors and their families, we have not experienced any significant occupancy declines.

Supply/Demand Imbalance.  We believe that high construction costs, limited availability of credit, and the cost of liability insurance for smaller operators have constrained the growth in the supply of assisted living communities.  Although new construction of assisted living communities has increased recently, the industry continues to expect unit absorption to exceed new supply. We believe that growth in the senior population, increased affluence of this generation of senior citizens, baby boomers beginning to reach age 65 in 2011, and the decreasing role of the family in providing direct senior care has led, and will continue to lead, to demand in excess of supply.

Competitive Strengths

We believe that the following competitive strengths position us to capitalize on the favorable trends occurring within the healthcare industry and senior living markets.

Quality Care and Value.  We focus on providing service of the highest quality and value to our residents.

Proven Consolidator in Fragmented Industry.  The assisted living industry is highly fragmented with significant opportunities for consolidation.  As of January 1, 2013, the top ten operators in the industry controlled just one-fourth of the estimated investment grade assisted living units.

In the last five years, we have increased our Consolidated and Operated Portfolios as follows:

	December 31, 2013		December 31, 2008
	Community Count	Unit Count (b)	Community Count	Unit Count	Change in Community Count
Owned	186	15,476	160	13,149	26
Leased	311	29,697	102	10,570	209
Consolidated Portfolio	497	45,173	262	23,719	235
Managed	12	1,301	14	1,479	(2)
Managed - Joint Ventures	3	198	24	1,818	(21)
Operated Portfolio	512	46,672	300	27,016	212

Significant Scale with Broad Geographic Footprint.  We are the largest operator of assisted living and memory care communities in the United States.  The scope and scale of our operations and the services we offer enable us to provide our residents with a comprehensive range of healthcare and related services in a cost-effective manner not available to smaller operators.  Additionally, we believe our geographic diversification makes us less vulnerable to adverse economic developments and industry factors, such as overbuilding, employment, and regulatory and competitive conditions that may affect a particular region.

Scalable Oversight Systems and Information Technology Infrastructure.  Our advanced oversight systems and information technology infrastructure further provide operational efficiencies, and the scalability of such systems and infrastructure facilitates further expansion.

Purpose-Built High-Quality Communities with Substantial Ownership.  We have increased the number of communities that we own from 160 at the end of 2008 to 186 as of December 31, 2013, primarily through the acquisition of communities we formerly operated under long-term leases or management contracts.

Experienced Multidisciplinary Management with Industry Relationships.  Our 19 senior management team members collectively have over 300 years of management experience in the healthcare industry, ranging from independent living to skilled nursing care facilities.

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

In 2010, we entered into a second joint venture (the “Sunwest JV”) with an affiliate of Blackstone, as well as Columbia Pacific, an entity controlled by Daniel R. Baty, a founder of Emeritus and our Chairman, and former investors in the properties.  The Sunwest JV purchased 144 communities in 2010, of which 139 were included in our Operated Portfolio and we managed for a fee.  We contributed $21.0 million for our 6.0% ownership interest in the joint venture.  Similar to the Blackstone JV, the agreement with the Sunwest JV provided Emeritus with the opportunity to earn a “promote incentive.”  In the fourth quarter of 2012, we entered into agreements with the Sunwest JV and HCP, Inc. (“HCP”), whereby HCP agreed to purchase 133 communities from the Sunwest JV and simultaneously lease them to Emeritus (the “HCP Transaction”).  As of December 31, 2012, HCP had closed on the purchase of 129 of these communities, and in the first quarter of 2013, HCP closed on the purchase of the remaining four communities. All 133 communities are now included in our Consolidated Portfolio.

Final distributions were made by the Sunwest JV in December 2013, and Emeritus received, in total, cash of approximately $139.0 million, comprised of approximately $45.0 million for the Company’s ownership interest in the Sunwest JV and a promote incentive payment of approximately $94.0 million based on the final rate of investment return to the Sunwest JV’s investors.

For further information, see Note 4, Acquisitions and Other Significant Transactions—2012 HCP Transaction in Notes to Consolidated Financial Statements.

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

In the first quarter of 2013, we initiated Family Connects, a program we believe will facilitate a high level of customer service.  This program connects our communities with our residents’ families through regular communication by telephone, and will assist us in determining customer satisfaction. In late 2013, we engaged a third party to provide more frequent and detailed community-level customer satisfaction information to be used to further focus on our resident experience.

In 2013, we also implemented a centralized call center to improve new lead inquiry service and follow-up, thereby increasing conversions of inquiries into community tours and ultimately new residents.  We believe that the call center will result in improved inquiry handling and provide us with more control over the message delivered to prospective residents and their families.

Focus on Appeal to the Middle Market. The market segment most attractive to us is middle to upper-middle income seniors aged 75 and older who live in smaller cities and suburbs.  We believe that this segment of the senior community is relatively large and geographically broad and is generally composed of seniors who are financially capable of purchasing our services.

Expand Memory Care Markets.  The demand for memory care services continues to grow.  As of December 31, 2013, we operated approximately 6,700 units in our Consolidated Portfolio and 7,000 units in our Operated Portfolio that offer this type of care in a mix of both free-standing communities and as part of our standard assisted living communities.  The dementia care wings within many of our assisted living communities enable us to serve residents who may require dementia care services in the future, and who would otherwise be required to move to an alternative care setting.  Where appropriate, memory care residents and/or their families may choose to share “companion living” apartments for therapeutic reasons as well as to provide a lower cost alternative for those residents.

We will continue to explore new and existing markets where there is a significant demand for memory care services, including the addition of memory care units to existing communities.  We believe our memory care programs, such as our signature Join Their Journey® and Brain Health Lifestyle® programs, are unique and appeal to this market segment.  For example, our Join Their Journey® program focuses on care that creates a familiar environment with individualized service and care plans to enhance the residents’ overall quality of life.  Nationally recognized neuropsychologist Dr. Paul Nussbaum is our Director of Brain Health and facilitates our commitment to improving brain health in our residents, their families and our employees.

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

Expand Our Ancillary Services. We plan to increase the scope of the ancillary services we offer to our residents, including rehabilitation services.  While a majority of our communities currently offer rehabilitation services, these services are primarily outsourced to third-party providers.  Entering the rehabilitation services market as a provider allows us to expand the rehabilitation services that we provide directly to our residents, resulting in increased revenues from these services, and potentially enable our residents to stay in our community homes longer.  In November 2012, we acquired NOC, our home health services provider.  NOC initially offered its services to residents in our existing Florida communities, expanding to provide services in Arizona and Texas in 2013. We plan to expand such services to other states in which we have a high concentration of communities.  Home health services allow us to address a broader range of residents’ overall care needs and realize revenues for these services that are currently being provided by third parties.

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

We believe that we are well positioned to be a leader in the post-acute transitional care continuum, due to our national footprint and provisions for all levels of post-acute care, and believe that this will result in increased demand for our services.  Currently, we are focusing on transitional care awareness, building hospital partnerships and program development.  We have entered into pilot partnerships focused on the delivery of hospital medical and related services and the provision of on-site physician services to our residents.

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

Skilled Nursing.  Our Consolidated Portfolio includes 1,169 licensed skilled nursing beds, which are included in some of our assisted living communities.  In addition to assistance with ADLs, these communities provide 24-hour nursing care, rehabilitation therapy, post-surgical care, infusion therapy, dialysis care and hospice care, among other specialty services.

Home Healthcare.  NOC provides services to individuals in their homes and in our communities for those who may be recovering from surgery, have an acute exacerbation of a chronic disability or terminal illness, or need assistance with ADLs.  Registered nurses provide skilled nursing services such as cardiac care, chemotherapy, infusion therapy and wound care.  Physical, speech, and occupational therapists provide therapy services in accordance with the doctor’s plan of care.  Home health aides provide personal care such as hygiene, nutritional support and assistance with other ADLs, and medical social workers address social and emotional issues related to the individual’s health problems.  We plan to continue to expand NOC’s services to the residents of our senior living communities in select markets.

Personal Care Program.  Through our Personal Care Program, we offer personal care and hygiene products such as diabetic supplies, incontinence and ostomy supplies, and other items to residents.

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

As third-party reimbursement programs and other forms of payment continue to grow, we will evaluate and selectively participate in these alternative forms of payment depending on the level of reimbursement provided in relation to the level of care provided.  We also believe that private long-term care insurance will increasingly become a revenue source in the future, although it is currently not significant.  Our primary source of revenue comes from residents’ private resources; all other service revenue sources constituted approximately 12.1% of our consolidated senior living community revenues and 19.6% of our total community and ancillary services revenues in 2013.

Management Activities

We provide management services to independent and related-party owners of assisted living communities, including our joint ventures.  We managed 15 communities as of December 31, 2013 and 22 communities as of December 31, 2012, which included three Sunwest JV communities.  Of the 15 managed communities, three are owned by joint ventures in which we have an interest and 12 are owned by third parties.  Most of our management agreements provide for fees equal to 5.0% of community revenues and the terms range from two to five years and may be renewed or renegotiated at the expiration of the term.

Total management fees were approximately $2.7 million for 2013, $18.0 million for 2012 and $21.1 million for 2011.  The decrease in 2013 was the result of our acquisition of the Sunwest JV communities. For further discussion, see Management’s Discussion and Analysis of Operations and Financial Condition—Results of Operations.

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

As part of our Safely Somewhere initiative, we offer free home visits to seniors.  The objective of this program is to work with potential residents, their families and physicians to determine an outcome that will meet their needs.  Our home visit services include social visits, safety checks and evaluations to identify home and care needs.  We offer post-hospital or nursing facility discharge follow-up and coordination with families and referral sources.  We believe that by working with seniors to resolution, potential residents are more willing to view Emeritus as an option while also improving our community network.

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

Our communities have established ongoing resident and/or family meetings through care conferences and/or family night meetings.  We obtain feedback, recommendations, and suggestions to improve overall quality performance of the community from the residents, responsible parties, and staff.  The CPR, Ethics First compliance program, resident care conferences, and family night meetings are significant components of our continuous quality improvement program.  We use these processes to benchmark our ongoing efforts to improve quality, enhance customer satisfaction, and minimize risk exposure.  Beginning in 2013, our Family Connects program and expanded customer experience surveys provide us with further opportunities to improve our resident care.

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

Our senior living operating group currently consists of seven geographic divisions and two service-specific divisions.  Our management approach is the same across all geographic divisions.  An operational vice president heads each division in a collaborative team system that includes a vice president of sales and marketing and a vice president of quality service.  Each divisional team oversees several operating regions headed by a regional director of operations, who provides management support services for each of the communities in his/her respective region, along with the respective regional director of sales and marketing and director of quality service.  An on-site executive director supervises day-to-day community operations and, in certain jurisdictions, must satisfy various licensing requirements.  We provide management support services to each of our communities, including operating systems and standards, recruiting, training, and financial and accounting services.  Our automated resident assessment system helps to ensure that our communities maintain a quality standard of care, meet state compliance requirements, and capture charges associated with services provided in a flexible and customizable manner.

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

Competition

The assisted living industry is highly competitive and fragmented.  Our competition comes from local, regional, and national assisted living companies that operate, manage, and develop residences within the geographic areas in which we operate, as well as retirement housing communities, home healthcare agencies, not-for-profit or charitable operators and, to a lesser extent, skilled nursing facilities and convalescent centers.  In general, regulatory and other barriers to competitive entry in the assisted living industry are not substantial, except in the skilled nursing segment.  Although new construction of assisted living communities has increased recently, the industry continues to expect absorption to exceed new supply. We have experienced, and expect to continue to experience, competition in our efforts to acquire and operate assisted living communities.  Some of our present and potential competitors have, or may obtain, greater financial resources than we have and may have a lower cost of capital.  Consequently, we may encounter competition that could limit our ability to attract residents or expand our business, which could have a material adverse effect on our financial position, results of operations or cash flows.  Our publicly traded competitors include Brookdale Senior Living, Inc., Five Star Quality Care, Inc., and Capital Senior Living Corporation.

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

As of December 31, 2013, our Operated Portfolio consisted of 512 communities in 45 states.  Each of these states has its own business licensure requirements and, depending on the type of assisted living or related service we provide in each of our communities, additional licensure requirements (including, in some cases, a Certificate of Need).  Our Operated Portfolio may also be subject to state and/or local building, zoning, fire, and food service codes and must be in compliance with these local codes before licensing or certification may be granted.  Assisted living communities are subject to periodic surveys or inspections by governmental authorities to assess and assure compliance with regulatory requirements.  Such unannounced surveys or inspections occur annually or biannually, or may occur following a state’s receipt of a complaint about the community.  As a result of any such survey or inspection, authorities may allege that the senior living community has not complied with all applicable regulatory requirements.  Typically, assisted living communities then have the opportunity to correct alleged deficiencies by implementing a plan of correction, but the reviewing agency typically has the authority to take further action against a licensed or certified facility.  Authorities may enforce compliance through imposition of fines, imposition of a provisional or conditional license, suspension or revocation of a license, suspension or denial of admissions, loss of certification as a provider under federal healthcare programs, or imposition of other sanctions.  From time to time, in the ordinary course of business, we receive deficiency reports from state regulatory bodies resulting from regulatory inspections or surveys.

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

Employees

As of December 31, 2013, Emeritus had approximately 32,000 employees, including approximately 21,675 full-time employees.  We employed approximately 647 full-time employees in our Seattle and regional offices.  Of our approximately 32,000 total employees, approximately 996 work at our managed communities.  We believe our relationship with our employees is good.

On September 25, 2009, a majority of employees at one community in Indiana voted to be represented by a labor union.  Since August 2012, we have been in discussions with the union representing these employees to negotiate a collective bargaining agreement with the union.  We have yet to reach a contract with the union.

On October 5, 2012, a majority of employees within the Wellness Department at one community in Minnesota voted to be represented by a labor union in an election conducted by the National Labor Relations Board ("NLRB"), after which the regional director of the NLRB certified the union as the exclusive collective bargaining representative of those employees.  We contested the certification on the basis that a bargaining unit limited to the employees in that department was not appropriate. The NLRB upheld the certification. We appealed the NLRB's decision to the United States Court of Appeals for the D.C. Circuit, which is holding the appeal in abeyance pending a decision by the United States Supreme Court in another case that could impact our appeal.

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

Risks Related to the Merger

The Merger is subject to various closing conditions, including regulatory approvals, and other uncertainties and there can be no assurances as to whether and when it may be completed. On February 20, 2014, Emeritus and Brookdale entered into the Merger Agreement, pursuant to which Brookdale Merger Sub Corporation, a wholly owned subsidiary of Brookdale, will merge with and into Emeritus, with Emeritus continuing as the surviving corporation and wholly owned subsidiary of Brookdale. Completion of the Merger is subject to certain closing conditions, including, among other things: (i) shareholder approval from the Emeritus shareholders and Brookdale shareholders, (ii) the expiration or termination of the applicable waiting period under the HSR Act, (iii) absence of legal impediments preventing consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by Brookdale relating to the shares of Brookdale common stock to be issued in the Merger, (v) approval by the New York Stock Exchange of the listing of shares of Brookdale common stock to be issued to Emeritus shareholders under the Merger Agreement, (vi) the receipt of required regulatory approvals and lender consents, (vii) the delivery of opinions from counsel to each of Emeritus and Brookdale to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (viii) the absence of a material adverse effect with respect to the Company, as well as other conditions to closing as are customary in transactions such as the Merger.

A number of the closing conditions are outside of our control and we cannot predict with certainty whether and when any of the required closing conditions will be satisfied or if other uncertainties may arise. In addition, regulatory entities and lenders could impose requirements or obligations as conditions for their approvals which could delay or increase the cost of the Merger and otherwise negatively impact our performance and financial condition. Despite our best efforts, we may not be able to satisfy or receive in a timely fashion the various closing conditions and obtain the necessary approvals, and such failure or delay in completing the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our performance, financial condition, results of operations, price per share of our common stock and perceived acquisition value.

Failure to complete the Merger could adversely impact our business, financial condition, results of operations and stock price. There is no assurance that the conditions to the Merger will be satisfied in a timely manner or at all or that the Merger will occur. Further, there is no assurance that any event, change or other circumstances will not occur that could give rise to the termination of the Merger Agreement. If the Merger is not completed for any reason, we will be subject to several risks, including without limitation, (i) the price of our common stock may decline if the Merger is not completed, to the extent our current stock price reflects a market assumption that the Merger will occur; (ii) we will remain liable for significant transaction costs that would be payable even if the Merger is not completed; (iii) a failed transaction may result in negative publicity and a negative impression of Emeritus in the investment community; (iv) matters related to the Merger have required and may require substantial commitments of time and resources by our management that could otherwise have been devoted to other business opportunities that would have been beneficial to Emeritus; and (v) any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our residents, employees, vendors, lenders and landlords could continue or accelerate in the event of a failed transaction. For these and other reasons, failure to consummate the Merger could adversely impact our business, financial condition, results of operations, and cash flows.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee or break-up fee to Brookdale. If the Merger is not completed, in certain circumstances, we would still be liable for significant transaction costs and could also be required to pay a termination fee of $13.5 million, in the event we fail to obtain approval from our shareholders, or a break-up fee of $53.0 million in other specific circumstances, including without limitation, a change in our board’s recommendation to our shareholders or termination to accept an alternative acquisition proposal. Payment of the termination fee or break-up fee may require us to use available cash that would have otherwise been available for general corporate purposes, which could materially and adversely impact our financial condition, results of operations and cash flows.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could materially and adversely affect our business. The Merger Agreement includes restrictions on the conduct of our business prior to completing the Merger, subjecting us to a variety of specified limitations absent Brookdale’s prior written consent. These restrictions and other contractual arrangements in the Merger Agreement may delay or prevent us from or limit our ability to exercise business strategies, respond effectively to industry developments, competitive pressures and other business opportunities or to make other changes to our business prior to completion of the Merger or termination of the Merger Agreement. In addition, employees, residents and other persons with whom we have a relationship may have concerns about effects of the Merger, which may cause them to terminate such relationships. It is possible that the persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship with us as a result of the Merger. Similarly, current and prospective employees may experience uncertainty about their future roles with us following completion of the Merger, which may materially and adversely affect our ability to attract and retain key employees. If any of these effects were to occur, it could materially and adversely impact our business, financial condition, results of operations and cash flows.

The Merger Agreement and Voting Agreement contain provisions that could discourage or limit our ability to pursue an alternative acquisition proposal to the Merger. The Merger Agreement prohibits Emeritus from initiating, soliciting or knowingly encouraging the submission of, or participating in any discussions or negotiations with respect to certain alternative acquisition proposals with third parties, subject to the exceptions in the Merger Agreement. In addition, our Chairman, Daniel R. Baty, and certain of his affiliates (the “Baty Shareholders”) entered into a voting agreement with Brookdale, pursuant to which the Baty Shareholders agreed to vote in favor of the approval of the Merger Agreement and the transactions contemplated thereby, and to vote against any alternative acquisition proposals. These provisions limit our ability to pursue offers from third parties, or may discourage an otherwise interested third party from considering or proposing an alternative acquisition transaction, even one that could result in greater value to our shareholders than the value resulting from the Merger. Although we are permitted in certain circumstances to consider proposals that may lead to a “superior proposal” (as defined in the Merger Agreement), the potential break-up fee may result in a third party offering a lower value to our shareholders or discourage third parties altogether from pursuing an acquisition proposal with respect to Emeritus.

Emeritus shareholders cannot be sure of the value of the consideration they will receive as a result of the Merger because the exchange ratio used to determine the number of shares that shareholders receive as a result of the Merger will not be adjusted. Pursuant to the terms of the Merger, at the effective time of the Merger, each issued and outstanding share of Emeritus common stock will be canceled and converted into the right to receive consideration equal to 0.95 of one share of Brookdale common stock. The ratio of the number of shares of Brookdale common stock to be issued in exchange for shares of Emeritus common stock will not be adjusted to reflect any changes in the stock price of either Emeritus or Brookdale. The market price of Brookdale common stock at the time of completion of the Merger may vary significantly from the market price of Emeritus common stock on the date the Merger Agreement was executed or at other later dates, including the date on which Emeritus shareholders will vote on the approval of the Merger Agreement. Because we will not adjust the exchange ratio to reflect any changes in the market price of Emeritus common stock or Brookdale common stock, the market value of the Brookdale common stock issued in connection with the Merger and the Emeritus common stock surrendered in connection with the Merger may be higher or lower than the values of those shares on earlier dates. Stock price changes may result from market reaction to the announcement of the Merger and market assessment of the likelihood that the Merger will be completed, changes in the business, operations or prospects of Emeritus or Brookdale prior to or following the Merger, regulatory considerations, general business, market, industry or economic conditions and other factors both within and beyond the control of Emeritus and Brookdale.

Uncertainties regarding Brookdale’s business, financial condition, results of operations and cash flows may affect the value of the consideration received by Emeritus shareholders. Under the Merger Agreement, Brookdale is subject to very limited restrictions during the pendency of the Merger, including a restriction prohibiting Brookdale from initiating, soliciting or knowingly encouraging the submission of, or participating in any discussions or negotiations with respect to certain alternative transactions. However, Brookdale is not limited from pursuing certain strategic or financial transactions that do not constitute a “takeover proposal” or that contemplate the purchase of the combined companies following the Merger. As a result, there is a risk that Brookdale’s business may change before or after the completion of the Merger, which may affect the value of Emeritus shares prior to the completion of the Merger and the value of Brookdale common stock held by Emeritus shareholders following the completion of the Merger.

If the Merger is completed, the combined companies may fail to realize the anticipated benefits of the Merger. Because the consideration payable to our shareholders in the Merger consists solely of shares of Brookdale common stock, realization of the anticipated benefits in the Merger will depend on the ability of Brookdale and Emeritus to successfully integrate their respective businesses and operations. A significant amount of management’s attention and resources will be required to integrate the business, operations and support functions. The integration process may cause an interruption or loss of momentum in the combined companies’ businesses and financial performance. The integration process could also result in additional and unforeseen expenses. There can be no assurance that the contemplated expense savings and synergies anticipated from the Merger will be realized.

Shareholder litigation against Emeritus and our directors could delay or prevent the Merger and cause us to incur significant costs and expenses. Transactions such as the Merger are often subject to lawsuits by shareholders. One of the conditions to the closing of the Merger is that no restraining order, injunction, judgment, order or decree shall have been issued by a court or other law, legal restraint or prohibition shall be in effect preventing the Merger. Consequently, any lawsuit with respect to the Merger may prevent the Merger from becoming effective within the expected time frame or at all. If the Merger is prevented or delayed, it could result in substantial costs to Emeritus and Brookdale. In addition, Emeritus will continue to incur significant costs in connection with the lawsuits, including costs associated with the indemnification of our directors and officers.

Our executive officers and directors may have interests that are different from, or in addition to, those of our shareholders generally. Emeritus shareholders should be aware that certain of the directors and executive officers of Emeritus may have arrangements that provide them with interests in the Merger transaction that are different from, or in addition to, those of the shareholders of Emeritus, generally. For instance, it is anticipated that in connection with the Merger, Mr. Granger Cobb, who is our current President and Chief Executive Officer and also one of our directors, will be appointed to serve on the Brookdale board of directors. In addition, the Baty Shareholders have entered into a voting agreement, pursuant to which the Baty Shareholders have agreed to vote in favor of the Merger Agreement and against any alternative acquisition transaction. Other interests of our executive officers and directors include direct or indirect ownership of Emeritus common stock, stock options and restricted stock, the acceleration of stock options and restricted stock upon consummation of the Merger, certain arrangements between certain of our executive officers and Brookdale and other interests. Further, certain executives may receive severance and other payments in the event of the Merger or if their employment is terminated following consummation of the Merger. The interests of our directors and executive officers in the proposed Merger will be described in more detail in the proxy statement regarding the proposed Merger that we will file with the Securities and Exchange Commission.

Risks Related to our Business

Emeritus has incurred losses since it began doing business, except for 2005, and may continue to incur losses for the foreseeable future.  Emeritus was organized and began operations in July 1993 and has operated at a loss since it began doing business, except for 2005.  For December 31, 2013, 2012, and 2011, we recorded losses of $152.6 million, $84.8 million and $71.9 million, respectively.  We believe that the historically aggressive growth of our Consolidated Portfolio through acquisitions and developments and related financing activities, as well as our inability (along with most of the assisted living industry) to significantly increase occupancy and rates at our communities, were among the causes of these losses.  To date, at many of our communities, we have generally been able to stabilize occupancy and rate structures to levels that have resulted in positive cash flows from operating activities but not overall Company earnings.  Our ongoing results of operations may not become profitable in line with our current expectations or may not become profitable at all.

If the Company cannot generate sufficient cash flows to cover required interest, principal, and lease payments, it risks defaults on its debt agreements and leases.  As of December 31, 2013, we had total debt, including interest, of $1.9 billion, with minimum annual payments of $239.8 million due in 2014, and have both long-term operating and capital lease obligations, including interest, of $8.8 billion requiring minimum payments of an additional $375.5 million in 2014.  If we are unable to generate sufficient cash flows to make such payments as required and we are unable to renegotiate payments or obtain additional equity or debt financing, a lender could foreclose on the communities secured by the respective indebtedness or, in the case of a lease, could terminate our lease, resulting in loss of income and asset value.  In some cases, our indebtedness is secured by a particular community and a pledge of our interests in a subsidiary entity that owns that community.  In the event of a default, a lender could avoid judicial procedures required to foreclose on real property by foreclosing on our pledge instead, thus accelerating the foreclosure of that community.  Furthermore, because of cross-default and cross-collateralization provisions in certain of our mortgage and lease agreements, if we default on one of our payment obligations, we could adversely affect a significant number of our communities.

Because the Company is highly leveraged, we may not be able to respond to changing business and economic conditions or continue with selected acquisitions.  A substantial portion of our future cash flows will be designated to debt service and lease payments.  In the past, we have occasionally been dependent on third-party financing and disposition of assets to fund these obligations in full and we may be required to do so in the future.  In addition, we are periodically required to refinance these obligations as they mature.  As of December 31, 2013, our total debt, including interest, was $1.9 billion, and our payment obligations, including interest, under long-term operating and capital leases were $8.8 billion.  These circumstances could reduce our flexibility and ability to respond to our business needs, including changing business and financial conditions such as increasing interest rates and opportunities to expand our business through selected acquisitions.

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

We self-insure many of our liabilities.  In recent years, participants in the long-term care industry have experienced a number of lawsuits alleging negligence, malpractice, or other related legal theories.  Many of these suits involve large claims and significant legal costs.  We currently face such suits because of the nature of our business and expect to continue to do so in the future.  For 267 of the 497 communities in our Consolidated Portfolio, we are self-insured and, as such, prior to October 2013, are responsible for the full loss of any professional liability claims.  In October 2013, we purchased a professional liability commercial insurance policy with a retention of $5.0 million per claim and a policy limit of $15.0 million.  Professional liability claims incurred subsequent to September 2013 will be subject to this policy, limiting our liability for such claims.

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

In addition to professional liability claims and claims related to the Merger as discussed above, the Company is at risk for the following:

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

The defense of the foregoing claims, lawsuits and governmental audits, investigations and proceedings, certain of which may allege large amounts of damages and losses, may require the Company to incur significant expense and may necessitate significant time and attention from the Company’s management. Adverse outcomes in such matters, whether as a result of litigation or settlement, may (i) jeopardize the Company’s participation in certain state and federal healthcare programs, (ii) result in citations, civil and criminal penalties (including the loss of the Company’s licenses to operate one or more communities or healthcare activities), recoupment and/or substantial compensatory and punitive damages and attorneys’ fees that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity, (iii) cause the Company to close or sell one or more of its properties or otherwise modify the way in which the Company conducts its business, (iv) damage the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract residents, patients, and employees, and (v) in the case of “whistleblower” lawsuits brought under the False Claims Act and comparable federal and state laws, result in awards of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the government programs.

We face risks associated with acquisitions.  In the past, we have sought selective acquisition opportunities.  Under the Merger Agreement, we are subject to a number of restrictions limiting our ability to acquire businesses or assets. To the extent we do identify and complete any future acquisition opportunities, subject to the restrictions set forth in the Merger Agreement, we will face a number of risks, similar to those encountered in connection with our prior acquisitions of communities.  Existing communities available for acquisition may frequently serve or target different market segments than those we presently serve.  It may be necessary in these cases to reposition and renovate acquired communities or turn over the existing resident population to achieve a resident care level and income profile that is consistent with our objectives.  In some cases in the past, these obstacles have delayed the achievement of acceptable occupancy levels and increased operating and capital expenditures.  Even if we try to minimize our risk by targeting assisted living communities with established operations, we may need to make staff and operating management personnel changes to successfully integrate acquired communities into our existing operations.  These efforts may not prove to be successful or timely. We also may face unforeseen liabilities attributable to the prior operator of the acquired communities, against whom we may have little or no recourse.  We also face risks associated with acquiring ancillary services businesses, especially since we do not have a history of operating such businesses.

Competition for the acquisition of strategic assets from buyers that have lower costs of capital than us or lower return expectations than we do could limit our ability to compete for strategic acquisitions and therefore to grow our business effectively. Several real estate investment trusts, or REITs, have similar asset acquisition objectives as we do, along with greater financial resources and lower costs of capital than we are able to obtain. This may increase competition for acquisitions that would be suitable to us, making it more difficult for us to compete and successfully implement our growth strategy. There is significant competition among potential acquirers in the senior living industry, including REITs, and there can be no assurance that we will be able to successfully implement our growth strategy or complete acquisitions, which could limit our ability to grow our business effectively.  Partially as a result of tax law changes enacted through RIDEA, we now compete more directly with the various publicly-traded healthcare REITs for the acquisition of senior housing properties.

If the Company is unable to refinance its debt that is scheduled to come due in 2014 on reasonable terms, it may have an adverse effect on the Company and the market price of our common stock.  The Company has principal payments on long-term debt of $153.0 million due in 2014, including balloon payments on debt maturing totaling $106.7 million.  If the Company is not able to generate sufficient cash flows to make the required payments or refinance this debt on reasonable terms, it may have a material adverse effect on the market value of our common stock and other adverse effects on our business, financial condition, results of operations, and cash flows.

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

Market forces could undermine our efforts to attract seniors with sufficient resources.  We rely on the ability of our residents to pay our fees from their own or family financial resources.  We believe that only seniors with income or assets meeting or exceeding the comparable median in the region where our senior living communities are located can afford our fees.  The economic recession, slowly recovering housing market, inflation, or other circumstances may undermine the ability of seniors to pay for our services.  If we encounter difficulty in attracting seniors with adequate resources to pay for our services, our occupancy rates may decline or we may be forced to lower our rental and service rates.

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

The geographic concentration of our communities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas, resulting in a decrease in our revenues or an increase in our costs, or otherwise negatively impacting our results of operations.  We have a high concentration of communities in various geographic areas, including the states of Florida, Texas, California, Washington, Oregon and Arizona.  As a result of this concentration, the conditions of local economies and real estate markets, changes in governmental rules and regulations, particularly with respect to assisted living communities, acts of nature and other factors that may result in a decrease in demand for senior living services in these states could have an adverse effect on our revenues, costs and results of operations.  In addition, given the location of our communities, we are particularly susceptible to revenue loss, cost increase or damage caused by other severe weather conditions or natural disasters such as hurricanes, earthquakes or tornadoes.  Any significant loss due to a natural disaster may not be covered by insurance and may lead to an increase in the cost of insurance.

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

The Chairman of our board of directors, Daniel R. Baty, has personal interests that may conflict with ours.  Mr. Baty has engaged in a number of transactions with us, each of which has been approved by a committee of our independent directors.  For example, Mr. Baty is the principal owner of Columbia Pacific, a private company engaged in the development and operation of senior living communities and hospitals in India and other parts of Asia.  Columbia Pacific and certain of its affiliated partnerships also own assisted living communities, memory care communities, and independent living communities in the United States, some of which we manage under various management agreements.  These financial interests and management and financing responsibilities of Mr. Baty with respect to Columbia Pacific and certain of their affiliated partnerships could present conflicts of interest with us, including potential competition for residents in markets where both companies operate and competing demands for the time and efforts of Mr. Baty.

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

Mr. Baty financially supports some of our recent transactions and the operations of certain communities that we manage with limited guarantees and through his direct and indirect ownership of such communities; we would be unable to benefit from these transactions and managed communities without this support.  As of December 31, 2013, we manage six communities owned by Mr. Baty or Columbia Pacific.  Mr. Baty was also the guarantor of a portion of our obligations under a 24-community lease with an entity in which Mr. Baty has an ownership interest.  We acquired these properties in February 2007 in a transaction in which the entity affiliated with Mr. Baty provided the Company with financing in the amount of $18.0 million for two years, which financing was paid off in July 2007.  In 2004, Mr. Baty personally guaranteed $3.0 million of our obligations under a long-term lease with Healthcare Property Investors, Inc., an independent REIT, which terminated with the purchase of these communities in August 2007.  Also in 2004, Mr. Baty guaranteed our obligations under a long-term lease relating to 20 communities.  As part of this arrangement, which, as of December 31, 2013, continues to be in effect for seven of the communities (the “Cash Flow Sharing Communities”), he shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  In 2008, we entered into a 50-50 joint venture with Mr. Baty to purchase the real estate of eight of the Cash Flow Sharing Communities (three of which continue to be jointly owned as of December 31, 2013 and are included in the seven total remaining Cash Flow Sharing Communities), into which Mr. Baty contributed approximately $1.2 million in 2010 related to debt refinancings and $1.1 million in 2009.  In 2009, we borrowed $3.2 million from Columbia Pacific to finance the purchases of two communities that we previously managed for Columbia Pacific.  We subsequently paid off these loans in January 2011.  We believe that we would have been unable to take advantage of these transactions and management opportunities without Mr. Baty’s individual and financial support.  The ongoing administration of these transactions, however, could adversely affect these continuing relationships because our interests and those of Mr. Baty may not be congruent at all times.  In addition, we cannot guarantee that his support will be available in the future.

We may be unable to attract and retain key management personnel.  We depend upon, and will continue to depend upon, the services of our senior management. The loss of services of our senior management could adversely affect our business and our results of operations.  We also may be unable to attract and retain other qualified executive personnel critical to the success of our business.

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

Significant reforms to the United States healthcare system could have an adverse effect on our financial position, results of operations and liquidity.  The healthcare reforms contained in the ACA will impact us in some manner, including increasing our costs to provide healthcare benefits to our employees.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  The ACA did not have a material financial impact on our Company in 2013.  However, we could see significant cost increases beginning in 2014 when certain additional provisions of the legislation are required to be implemented.

The ACA creates a series of robust transparency and reporting requirements for skilled nursing facilities, including requirements to disclose information on organizational structures, financial, clinical and other related data as well as information on officers, directors, trustees or managing employees. Skilled nursing facilities are required to certify to the Secretary of the U.S. Department of Health and Human Services and the U.S. Department of Health and Human Services Office of Inspector General that the information submitted is accurate and current. In addition, a primary goal of healthcare reform is to reduce costs, which includes reductions in the reimbursement paid to us and other healthcare providers. Although 80.4% of our 2013 community and ancillary services revenues came from private pay sources, these healthcare reforms or other similar healthcare reforms could have an adverse effect on our financial position, results of operations and liquidity.

Changes in the reimbursement rates or methods or timing of payment from third-party payors, including the Medicare and Medicaid programs, or the implementation of other measures to reduce reimbursement for our services and products could result in a reduction in our revenues and operating margins or otherwise adversely affect our business, financial position, results of operations, and liquidity.  We depend on reimbursement from third-party payors, including the Medicare and Medicaid programs, for a portion of our revenues. For the year ended December 31, 2013, we derived approximately 19.6% of our community and ancillary services revenues from the Medicare and Medicaid programs.  Nearly all of NOC’s services are reimbursed by Medicare.  The Medicare and Medicaid programs are highly regulated and subject to frequent and substantial changes.

There are continuing efforts to reform governmental healthcare programs, both as part of the ACA enacted in 2010 and otherwise, that could result in major changes in the healthcare delivery and reimbursement system on a national and state level.  Reforms or other changes to the payment systems may be proposed or could be adopted by Congress or Centers for Medicare and Medicaid Services (“CMS”). This could result in attempts to reduce or eliminate payments for federal and state healthcare programs, including Medicare and Medicaid. Moreover, uncertain economic conditions are also adversely affecting the budgets of individual states and of the federal government.

The Budget Control Act of 2011, enacted on August 2, 2011, increased the United States debt ceiling in connection with deficit reductions over the next ten years. The Budget Control Act of 2011 also established a 12-member joint committee of Congress known as the Joint Select Committee on Deficit Reduction. The goal of the Joint Select Committee on Deficit Reduction was to

propose legislation to reduce the United States federal deficit by $1.5 trillion for fiscal years 2012-2021.  Since such legislation was not enacted by December 23, 2011, approximately $1.2 trillion in domestic and defense spending reductions were scheduled to automatically begin on January 1, 2013, split evenly between domestic and defense spending.  The American Taxpayer Relief Act, effective January 1, 2013, delayed until March 1, 2013 the mandatory sequestration cuts mandated by the Budget Control Act of 2011. On April 1, 2013, the mandated 2.0% reduction in Medicare payments went into effect. Although we can offset a portion of Medicare cuts through targeted expense reductions, the expense reductions did not fully offset the revenue decrease.
In 2013, CMS issued a rule to update Medicare payment rates for home health agencies. The rule results in rebasing adjustments over a four-year period beginning in 2014. CMS estimates that net payments to home health agencies will decrease by approximately 1.5% in 2014.

Although we cannot predict what other reform proposals will be adopted or finally implemented, healthcare reform and regulations, such as those described above, could have an adverse effect on our business, financial position, results of operations and liquidity through, among other things, decreasing funds available for our services or increased operating costs.

In addition to the risks described above, investing in Emeritus common stock involves the following risks.

We may experience volatility in the market price of Emeritus common stock due to the lower trading volume and lower public ownership of Emeritus common stock.  The market price of our common stock has fluctuated significantly in the past and is likely to continue to be highly volatile.  For example, our closing stock price ranged from $18.41 per share to $30.56 per share during 2013.

Many factors could cause the market price of our common stock to significantly rise and fall, including:

•	reaction to the proposed Merger;

•	fluctuations in the price of Brookdale common stock;

•	fluctuations in our results of operations;

•	changes in our business, operations, or prospects;

•	changes in the regulatory environment;

•	sales of Emeritus common stock by affiliates;

•	the hiring or departure of key personnel;

•	announcements or activities by our competitors;

•	proposed acquisitions by us or our competitors;

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

Future sales of shares by existing shareholders could cause our stock price to decline.  As of December 31, 2013, the Company has outstanding approximately 48,118,623 shares of common stock, of which our executive officers and directors and affiliates controlled by them beneficially own 6,829,560 shares. As discussed above, in connection with the Merger Agreement, the Baty Shareholders entered into a voting agreement pursuant to which Mr. Baty and certain of his affiliates agreed not to sell or transfer any shares of Emeritus common stock held by them, subject to certain exceptions.

As of December 31, 2013, options for a total of 3,989,814 shares of common stock were outstanding under our equity incentive plans, of which a total of 2,825,370 shares were then exercisable.  Of the shares exercisable, 1,022,308 shares were exercisable at a price in excess of our stock trading price as of December 31, 2013.  All of the shares issuable on exercise of such vested options are eligible for sale in the public market.  If our executive officers, directors, or significant shareholders sell, or indicate an intention to sell, substantial amounts of Emeritus common stock in the public market, the trading price of our stock could decline.

In addition, subject to the restrictions in the Merger Agreement, we may issue equity securities in the future, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock.  Sales of a substantial number of shares of our common stock or other equity securities, including sales of shares in connection with any future acquisitions, could be substantially dilutive to our shareholders.  These sales may have a harmful effect on prevailing market prices for our common stock and our ability to raise additional capital in the financial markets at a time and price favorable to us.  Moreover, to the extent that we issue restricted stock units, stock appreciation rights, options, or warrants to purchase our common stock in the future and those stock appreciation rights, options, or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution.  In 2013, 2012 and 2011, we issued a total of 371,725, 366,172, and 435,000 shares, respectively, of restricted stock to certain of our executive officers, respectively, which pursuant to their terms will vest over four years if specified Company annual performance criteria are met. In addition, in May 2013, we issued a total of 24,787 shares of restricted stock to our non-employee directors, which pursuant to their terms will vest on the day immediately prior to the annual shareholders meeting that follows the date of grant. Under the Merger Agreement, any in-the-money stock options or shares of restricted stock that have not yet vested will accelerate and the holders will receive shares of Brookdale common stock based on the ratios set forth in the Merger Agreement.

Holders of our shares of common stock have no preemptive rights that entitle holders to purchase a pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders.  Our certificate of incorporation provides that we have authority to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.  As of December 31, 2013, 48,118,623 shares of common stock and no shares of preferred or other capital stock were issued and outstanding.

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

Our issuance of preferred stock could adversely affect holders of our common stock. Subject to the limitations set forth in the Merger Agreement, our board of directors is authorized to issue preferred stock without any action on the part of our holders of common stock.  Our board of directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends, or if we liquidate, dissolve, or wind up our business, and other terms.  If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock, or the price of our common stock, could be adversely affected.

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

ITEM 1B.  UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Communities

We operate 512 senior living communities in 45 states, most of which consist of one-story to three-story buildings and include common dining and social areas.  Frequently, a community provides multiple types of service.  Of the 512 communities we operate, 309 offer memory care services, 104 offer some independent living services, and 27 offer skilled nursing services.  All but five of the communities that we own are encumbered with mortgage debt.  The table below summarizes information regarding our Operated Portfolio as of December 31, 2013.

	Number of			Communities
States	Communities	Units	Capacity	Own	Lease	Manage
Alabama	2	136	136	—	2	—
Arizona	20	1,799	2,005	13	6	1
Arkansas	5	496	502	4	1	—
California	73	7,813	8,631	14	59	—
Colorado	8	851	910	3	5	—
Connecticut	6	474	529	—	6	—
Delaware	2	152	173	1	1	—
Florida	43	4,649	5,438	24	18	1
Georgia	21	1,335	1,597	4	17	—
Idaho	5	368	418	5	—	—
Illinois	8	810	939	4	4	—
Indiana	7	698	813	2	3	2
Iowa	2	186	189	1	1	—
Kansas	3	219	245	2	1	—
Kentucky	4	326	368	1	3	—
Louisiana	6	526	609	5	1	—
Maryland	6	537	583	1	5	—
Massachusetts	11	1,143	1,224	4	7	—
Michigan	2	216	240	1	1	—
Minnesota	2	211	409	1	1	—
Mississippi	8	652	734	5	3	—
Missouri	1	186	214	—	1	—
Montana	3	237	284	1	2	—
Nebraska	5	454	516	—	5	—
Nevada	6	541	629	2	3	1
New Hampshire	1	90	100	1	—	—
New Jersey	10	1,004	1,089	5	5	—
New Mexico	4	408	501	—	4	—
New York	19	1,404	1,562	11	5	3
North Carolina	8	651	713	6	2	—
North Dakota	1	85	85	—	1	—
Ohio	18	1,608	1,944	3	12	3
Oklahoma	7	534	632	—	7	—
Oregon	33	2,534	2,823	1	31	1
Pennsylvania	6	459	590	5	1	—
South Carolina	15	1,473	1,643	3	12	—
Tennessee	11	687	783	1	10	—
Texas	54	4,861	6,231	35	17	2
Utah	4	370	418	—	4	—
Vermont	1	101	113	1	—	—
Virginia	12	993	1,308	5	7	—
Washington	41	3,716	3,976	10	30	1
West Virginia	3	276	334	1	2	—
Wisconsin	3	289	327	—	3	—
Wyoming	2	114	123	—	2	—
	512	46,672	53,630	186	311	15

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

The defense of the foregoing claims, lawsuits and governmental audits, investigations and proceedings, certain of which may allege large amounts of damages and losses, may require the Company to incur significant expense and may necessitate significant time and attention from the Company’s management. Adverse outcomes in such matters, whether as a result of litigation or settlement, may (i) jeopardize the Company’s participation in certain state and federal healthcare programs, (ii) result in citations, civil and criminal penalties (including the loss of the Company’s licenses to operate one or more communities or healthcare activities), recoupment and/or substantial compensatory and punitive damages and attorneys’ fees that may, either individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations and liquidity, (iii) cause the Company to close or sell one or more of its properties or otherwise modify the way in which the Company conducts its business, (iv) damage the Company’s reputation in various markets, which could adversely affect the Company’s ability to attract residents, patients, and employees, and (v) in the case of “whistleblower” lawsuits brought under the False Claims Act and comparable federal and state laws, result in awards of bounties to private qui tam plaintiffs who successfully bring these lawsuits and to the government programs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol ESC.  The following table sets forth for the periods indicated the high and low sales prices for Emeritus common stock as reported on the NYSE.

	2013		2012
	High	Low	High	Low
First Quarter	$30.95	$24.83	$19.90	$15.56
Second Quarter	28.22	21.72	18.65	14.24
Third Quarter	26.56	18.15	21.99	21.55
Fourth Quarter	22.77	18.30	24.83	23.86

As of December 31, 2013, we had 91 holders of record of Emeritus common stock, although there is a much larger number of beneficial owners.

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

Stock Performance Graph

The following graph compares the cumulative five-year total return provided to shareholders on shares of Emeritus common stock relative to the cumulative total returns of the S&P 500 Index, S&P Smallcap 600 Index, NYSE Composite Index, and a

customized peer group selected by us for the period beginning on December 31, 2008 and ending on December 31, 2013.  In making this comparison, an investment of $100 with reinvestment of all dividends is assumed to have been made in our common stock in each index and in the peer group.  Stock price performance shown below for our common stock is historical and not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Emeritus Corporation, the S&P Smallcap 600 Index, the S&P 500 Index,
the NYSE Composite Index, and a Peer Group

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2008	2009	2010	2011	2012	2013

Emeritus Corporation	$100.00	$186.94	$196.51	$174.58	$246.46	$215.65
S&P Smallcap 600	100.00	125.57	158.60	160.22	186.37	263.37
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NYSE Composite	100.00	128.28	145.46	139.87	162.23	204.87
Peer Group	100.00	300.97	370.11	296.89	459.72	507.27

Our peer group consists of Brookdale Senior Living, Inc., Capital Senior Living Corporation and Five Star Quality Care, Inc.

Securities Authorized for Issuance under Equity Compensation Plans

The information called for by this Item is contained in the Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters section of this Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected data presented below under the captions “Consolidated Statements of Operations Data” and “Consolidated Balance Sheet Data” for or as of each of the years in the five-year period ended December 31, 2013, are derived from the consolidated financial statements of Emeritus Corporation.  The consolidated balance sheets as of December 31, 2013 and 2012 and consolidated statements of operations for each of the years in the three-year period ended December 31, 2013, are included in the Exhibits, Financial Statements and Schedules section of this Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Total operating revenues	$1,960,618	$1,568,076	$1,472,623	$1,128,910	$950,196
Total operating expenses	1,818,264	1,470,343	1,410,936	1,069,294	901,330
Operating income from continuing operations	142,354	97,733	61,687	59,616	48,866
Net other expense	(283,585)	(176,261)	(111,361)	(116,875)	(102,013)
Loss from continuing operations before income taxes	(141,231)	(78,528)	(49,674)	(57,259)	(53,147)
Benefit of (provision for) income taxes	(639)	1,158	(1,019)	762	(336)
Loss from continuing operations	(141,870)	(77,370)	(50,693)	(56,497)	(53,483)
Loss from discontinued operations	(11,100)	(7,705)	(21,570)	(1,345)	(1,335)
Net loss	(152,970)	(85,075)	(72,263)	(57,842)	(54,818)
Net loss attributable to the noncontrolling interest	409	231	354	883	943
Net loss attributable to Emeritus Corporation common shareholders	$(152,561)	$(84,844)	$(71,909)	$(56,959)	$(53,875)
Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(3.04)	$(1.73)	$(1.14)	$(1.39)	$(1.34)
Discontinued operations	(0.24)	(0.17)	(0.49)	(0.03)	(0.03)
	$(3.28)	$(1.90)	$(1.63)	$(1.42)	$(1.37)
Weighted average number of common shares outstanding:
Basic and diluted	46,553	44,680	44,312	39,974	39,183

	December 31,
	2013	2012	2011	2010	2009
Consolidated Operating Data:
Communities Emeritus Corporation owns or leases	497	461	328	306	266
Number of units	45,173	40,988	29,905	28,277	24,055

	December 31,
	2013	2012	2011	2010	2009

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$76,672	$59,795	$43,670	$110,124	$46,070
Working capital deficit	(137,557)	(55,541)	(100,079)	(17,728)	(7,482)
Total assets	4,594,648	4,660,750	2,810,328	2,613,792	2,089,940
Long-term debt, less current portion	1,345,242	1,558,936	1,528,710	1,305,757	1,375,088
Capital lease and financing obligations, less current portion	2,481,930	2,384,857	619,088	629,797	165,372
Total Emeritus Corporation shareholders’ equity	111,670	211,423	279,100	344,345	312,082

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

As of December 31, 2013, we owned 186 communities and leased 311 communities. These 497 communities comprise the communities included in the consolidated financial statements and are referred to as our “Consolidated Portfolio.”

We also provide management services to independent and related-party owners of senior living communities. As of December 31, 2013, we managed 15 communities, three of which are owned by joint ventures in which we have a financial interest. The communities we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

Merger Agreement with Brookdale
On February 20, 2014, Emeritus Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookdale Senior Living, Inc., a Delaware corporation (“Brookdale”), and Brookdale Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of Brookdale (“Merger Sub”). Pursuant to the terms, and subject to the conditions of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into Emeritus (the “Merger”), and Emeritus will continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Brookdale.
The Merger Agreement was unanimously approved by the board of directors of each of Emeritus and Brookdale, and Emeritus has agreed to convene a special meeting of its shareholders to consider and vote upon the Merger Agreement and the Merger.
In connection with the Merger, each share of Emeritus common stock outstanding immediately prior to the effective time of the Merger (other than shares in respect of which dissenter’s rights are perfected and other than any shares owned by Brookdale or its subsidiaries) will be automatically canceled and converted into the right to receive consideration equal to 0.95 of a share of Brookdale common stock (the “Exchange Ratio”). The Exchange Ratio is fixed and will not be adjusted for changes in the market value of Emeritus common stock or Brookdale common stock. No fractional shares of Brookdale common stock will be issued in the Merger, and Emeritus shareholders will receive cash in lieu of fractional shares, if any, of Brookdale common stock. Each share of Emeritus restricted stock outstanding immediately prior to the effective time of the Merger, whether or not then vested, will become fully vested and will be treated as a share of Emeritus common stock, to be canceled and converted in the same way as all other outstanding shares of Emeritus common stock, as described above.
Each Emeritus stock option outstanding immediately prior to the effective time of the Merger will be canceled and automatically converted into the right of the holder to receive a number of whole shares of Brookdale common stock, determined by (i) multiplying (A) the total number of shares subject to the Emeritus stock option by (B) an amount equal to the “applicable closing price,” less the exercise price per share for such option, and (ii) dividing such amount by the ten-day volume weighted average closing price of Brookdale common stock (the “VWAP”). The number of shares of Brookdale common stock to be issued to the holder of the Emeritus stock option will be reduced to cover the minimum amount of any applicable tax withholdings. Any Emeritus stock option with an exercise price that is equal to or greater than the “applicable closing price” will terminate and cease to be outstanding, without any payment of consideration. The “applicable closing price” for purposes of the Merger Agreement is calculated by multiplying the VWAP by the Exchange Ratio.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

The consummation of the Merger is subject to customary closing conditions, including, among others, (i) obtaining approval of the Emeritus shareholders holding a majority of the outstanding shares of Emeritus common stock and approval of the Brookdale shareholders holding a majority of the outstanding shares of Brookdale common stock, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) absence of legal impediments preventing consummation of the Merger, (iv) the effectiveness under the Securities Act of 1933, as amended, of the Registration Statement on Form S-4 relating to the issuance of the shares of Brookdale common stock in the Merger, (v) approval by the New York Stock Exchange of the listing of the shares of Brookdale common stock to be issued in the Merger, (vi) the receipt of required regulatory approvals and lender consents, (vii) the delivery of opinions from counsel to each of Emeritus and Brookdale to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (viii) the absence of a material adverse effect with respect to Emeritus or Brookdale, as well as other conditions to closing as are customary in transactions such as the Merger.
Emeritus and Brookdale each made customary representations and warranties for a transaction of this type. The Merger Agreement also contains customary covenants, including covenants providing (i) that both parties shall use reasonable best efforts to cause the transactions to be consummated, (ii) both parties shall jointly prepare and file a joint proxy statement and call and hold a special meeting of shareholders for each of Emeritus and Brookdale, and (iii) that neither party will solicit proposals relating to certain alternative transactions or engage in discussions or negotiations in connection with alternative transactions, subject to certain exceptions including in order to comply with fiduciary duties and in the case of Brookdale, certain permitted transactions. The Merger Agreement also requires Emeritus to conduct its operations in the ordinary course during the interim period between execution of the Merger Agreement and the completion of the Merger and to refrain from taking specific actions without Brookdale’s prior written consent.
The Merger Agreement contains certain termination rights for both Emeritus and Brookdale, including, among other things, for the failure to consummate the Merger by November 20, 2014 (which date may be unilaterally extended by either party if certain closing conditions related to regulatory and third party approvals have not been satisfied), and for breaches of representations, warranties or covenants that result in the failure of certain conditions to closing being satisfied. In addition, in the event either Emeritus or Brookdale fails to obtain shareholder approval from their respective shareholders, the other party may terminate the Merger Agreement, upon which Emeritus or Brookdale, as applicable, will be required to pay the terminating party a termination payment of $13.5 million. The Merger Agreement also provides either Emeritus or Brookdale may terminate the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of the terminating party’s board of directors or termination of the Merger Agreement to enter into a definitive agreement for a “superior proposal”; provided, however, that, in the case of Emeritus, Emeritus will be required to pay Brookdale a break-up fee of $53.0 million, and in the case of Brookdale, Brookdale will be required to pay Emeritus a break-up fee of $143.0 million.
Brookdale has agreed to take all action necessary to provide that its board of directors appoint one individual serving on the Emeritus board of directors to Brookdale's board of directors at the closing of the merger (subject to the approval of such nominee by the Brookdale's Nominating and Corporate Governance Committee). In connection with the foregoing, Emeritus anticipates that Granger Cobb, our President and Chief Executive Officer and a also director of Emeritus, will be joining Brookdale's board of directors and will be serving as a consultant to Brookdale, in each case, following the closing of the Merger.
The foregoing description of the Merger Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Merger Agreement which will be included as an exhibit to Emeritus' Current Report on Form 8-K, which can be found in Emeritus' SEC filings at www.sec.gov.

Fiscal 2013 in Review

Emeritus’ results for fiscal 2013 reflect the resiliency of our business model, the needs-driven nature of our primarily assisted living business and the talent and dedication of our employees. Our business has performed well this year despite the slow growth in the economy.  We continued to execute our business strategy, which includes acquisitions, as discussed in detail in Business—Business Strategy, in this Form 10-K.  Our business fundamentals remain consistent, as evidenced by growth in 2013 revenue and revenue per unit in our Same Community Portfolio (as defined below under Same Community Portfolio).

In 2013, total operating revenues increased to $2.0 billion from $1.6 billion in 2012 and $1.5 billion in 2011.  Operating income from continuing operations was $142.4 million in 2013 compared to $97.7 million in 2012 and $61.7 million in 2011.  We recorded a net loss attributable to our common shareholders of $152.6 million in 2013 compared to $84.8 million in 2012 and

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

$71.9 million in 2011.  Positive cash flows generated by operating activities amounted to $98.2 million in 2013 compared to $116.6 million in 2012 and $74.1 million in 2011.

Looking Ahead to 2014

The United States economy is slowly improving and we cannot predict future economic conditions or their impact on our financial condition and results of operations.  However, we continue to believe that the needs-driven nature of our business and potential pent-up demand for assisted living services will support improved operating performance, especially if combined with economic recovery.

For 2014, we expect revenue and cash flow growth driven by recent acquisitions and continued improvements in our existing senior housing and ancillary businesses. In September 2013, we acquired 38 communities pursuant to an operating lease with Health Care REIT, Inc. ("HCN"). These communities were previously operated by Merrill Gardens (the "Merrill Gardens Communities"). To the extent permitted under the Merger Agreement, we intend to continue to selectively pursue acquisitions in certain target markets that will allow us to increase our capacity and improve our operating efficiencies.

Our Portfolios

As of December 31, 2013, our Consolidated Portfolio had a capacity for approximately 52,000 residents in 45 states, and our Operated Portfolio had a capacity for approximately 54,000 residents in 45 states.  The following table shows a three-year comparison of our Consolidated and Operated Portfolios.

	December 31, 2013		December 31, 2012		December 31, 2011
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count
Owned	186	15,476	192	16,157	187	15,309
Leased(a)	311	29,697	269	24,831	141	14,596
Consolidated Portfolio	497	45,173	461	40,988	328	29,905
Managed	12	1,301	13	1,357	9	933
Managed - Joint Ventures	3	198	9	687	141	11,809
Operated Portfolio	512	46,672	483	43,032	478	42,647

(a)
We account for 116 of the 311 leased communities as operating leases and 195 as capital or financing leases. We do not include the assets and liabilities of the 116 operating lease communities on our consolidated balance sheets.

(b)	For skilled nursing, beds are considered a unit.
Our Total Operated Portfolio as of December 31, 2013 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	11,058	2,951	1,062	208	197	15,476
Leased	19,583	3,765	5,104	961	284	29,697
Consolidated Portfolio	30,641	6,716	6,166	1,169	481	45,173
Managed	782	226	247	25	21	1,301
Managed - Joint Ventures	122	76	—	—	—	198
Operated Portfolio	31,545	7,018	6,413	1,194	502	46,672

(a)	Assisted living

(b)	Memory care

(c)	Independent living

(d)	Skilled nursing beds

(e)	Units taken out of service

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

The units taken out of service represent rooms that we have converted to alternative uses, such as additional office space, and are not available for immediate occupancy. We exclude the units taken out of service from the calculation of the average occupancy rate. We place these units back into service as demand dictates.

Significant Transactions

During 2013, 2012, and 2011, we entered into a number of transactions that affected our financing arrangements, our capital structure, and the number of communities we own, lease, and manage.  The most significant was the HCP Transaction (see Item 1. Business–Competitive Strengths–Successful Joint Venture Relationships). In the fourth quarter of 2012, the Sunwest JV entered into a purchase and sale agreement with HCP and Emeritus whereby the Sunwest JV agreed to sell 142 of its communities to HCP and HCP agreed to lease 133 of the communities to Emeritus (the “HCP Leased Communities”) and sell nine communities to Emeritus (the “Emeritus Nine Communities”).

For details on significant transactions that affected the comparability of the financial statements included in this Form 10-K, including the purchase of NOC, see Note 2, Investments in Unconsolidated Joint Ventures–Sunwest Joint Venture and Note 4, Acquisitions and Other Significant Transactions.

Transactions affecting our Operated Portfolio for the three years ended December 31, 2013 are summarized in the following table:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Transaction Period	Unit Count	Transaction Type	Change in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	Change in Leased Count	Change in Managed Count
Count as of December 31, 2010				165			141	173

2011 Activity
Plaza on the River	Jan 2011	64	Joint venture (c)	–	N/A	N/A	–	–
Emeritus at Baywood	Jan 2011	126	Acquisition	1	$12,855	$10,000	–	–
Emeritus at Steel Lake	Mar 2011	87	Managed	–	N/A	N/A	–	1
Emeritus at Mandeville	Mar 2011	84	Acquisition	1	10,400	7,800	–	–
Palmer Ranch Healthcare	Apr 2011	160	Joint venture (c)	–	N/A	N/A	–	1
Emeritus at Spruce Wood	May 2011	90	Acquisition	1	19,065	14,115	–	–
Emeritus at New Port Richey	May 2011	70	Disposition	(1)	N/A	N/A	–	–
Emeritus at Venice	May 2011	78	Disposition	(1)	N/A	N/A	–	–
Blackstone JV	Jun 2011	1,897	Acquisition (d)	24	144,130	58,608	–	(24)
Emeritus at Fillmore Pond	Jul 2011	101	Acquisition	1	20,935	15,825	–	–
Emeritus at Vista Oaks and Emeritus at Summer Ridge	Jul 2011	135	Acquisition	2	19,700	14,700	–	–
Emeritus at Lakeland Hills	Aug 2011	170	Disposition	(1)	N/A	N/A	–	–
Emeritus at Long Cove Pointe	Sep 2011	81	Joint venture	–	N/A	N/A	–	1
Emeritus at Bayside Terrace	Oct 2011	154	Disposition	–	N/A	N/A	–	(1)
Colonial Gardens	Oct 2011	47	Disposition	–	N/A	N/A	–	(1)
Emeritus at Pavillion	Dec 2011	174	Disposition	(1)	N/A	N/A	–	–
Emeritus at Cambria	Dec 2011	79	Disposition	(1)	N/A	N/A	–	–
Emeritus at Palisades	Dec 2011	158	Disposition	(1)	N/A	N/A	–	–
Emeritus at Cielo Vista	Dec 2011	66	Disposition	(1)	N/A	N/A	–	–
Emeritus at Desert Springs	Dec 2011	30	Disposition	(1)	N/A	N/A	–	–

Count as of December 31, 2011				187			141	150

2012 Activity
Emeritus at Greenwood	Apr 2012	66	Disposition	(1)	N/A	N/A	–	–
Eastwood and Tanglewood Trace	Jul 2012	251	Managed	–	N/A	N/A	–	2
Emeritus at Vinings Place	Jul 2012	52	Disposition	(1)	N/A	N/A	–	–
Emeritus at Landmark Villa	Aug 2012	97	Disposition	–	N/A	N/A	(1)	–
Emeritus at Urbandale	Aug 2012	38	Disposition	(1)	N/A	N/A	–	–
Emeritus at Fulton Villa	Sep 2012	80	Managed	(1)	N/A	N/A	–	1
Emeritus at Woodland Place	Sep 2012	36	Joint Venture	–	N/A	N/A	–	1
HCP Transaction	Oct 2012	258	Acquisition (e)	9	62,000	52,000	127	(131)
HCP Transaction - Phase II	Dec 2012	–	Acquisition	–	N/A	N/A	2	(2)
Emeritus at Kingwood	Dec 2012	93	Managed	–	N/A	N/A	–	1

Count as of December 31, 2012				192			269	22

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Transaction Period	Unit Count	Transaction Type	Change in Owned Count	Purchase Price (a) (000) (b)	Amount Financed (000) (b)	Change in Leased Count	Change in Managed Count
Count as of December 31, 2012				192			269	22

2013 Activity
Necanicum Village	Feb 2013	80	Disposition	–	N/A	N/A	–	(1)
Emeritus at Diablo Lodge	Mar 2013	118	Acquisition	–	N/A	N/A	1	–
HCP Transaction - delayed close properties	Mar 2013	–	Acquisition	–	N/A	N/A	4	(4)
Big Sky	Apr 2013	159	Disposition	–	N/A	N/A	–	(1)
Emeritus at Roseville Gardens	Apr 2013	–	Acquisition	1	3,900	—	(1)	–
Sunshine Village	Apr 2013	84	Disposition	(1)	N/A	N/A	–	–
Emeritus at Pinellas Park	May 2013	97	Disposition	–	N/A	N/A	(1)	–
Emeritus at Augusta	May 2013	50	Disposition	(1)	N/A	N/A	–	–
Emeritus at Fulton Villa	Jun 2013	80	Disposition	–	N/A	N/A	–	(1)
Emeritus at Springtree	Jun 2013	–	Sale-leaseback	(1)	N/A	N/A	1	–
Emeritus at Halcyon Village	Jul 2013	76	Acquisition	–	N/A	N/A	1	–
Terrace at Jasper	Jul 2013	62	Disposition	(1)	N/A	N/A	–	–
Emeritus at West Park Place	Aug 2013	123	Disposition	(1)	N/A	N/A	–	–
HCN - Merrill Gardens	Sep 2013	4,406	Acquisition	–	N/A	N/A	38	–
Emeritus at Escondido	Nov 2013	84	Disposition	(1)	N/A	N/A	–	–
Emeritus at Emerald Estates	Dec 2013	119	Disposition	(1)	N/A	N/A	–	–
Emeritus at Silverdale	Dec 2013	46	Disposition	–	N/A	N/A	(1)	–

Count as of December 31, 2013				186			311	15

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

We rely primarily on our residents' ability to pay our charges for senior living services from their own or family resources and expect that we will do so for the foreseeable future. Private pay revenues represented 80.4% of our consolidated community and ancillary services revenues and 87.9% of our consolidated senior living community revenues for the year ended December 31, 2013. We believe that only residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated. Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases. Although our business is primarily needs-driven, we believe that our occupancy growth has been slowed due to slow economic growth in the United States, as some seniors and their families have postponed moves for financial reasons, and we believe that high unemployment has enabled family members and others to provide home care for seniors.
Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 19.6% of our consolidated community and ancillary revenues for 2013 compared to 13.9% in 2012 and 12.8% for 2011. The increase in government reimbursed revenues is primarily due to our acquisition of NOC in November 2012, as NOC’s revenues are almost all from Medicare. Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.
There continue to be various federal and state legislative and regulatory proposals to implement cost containment measures that would limit payments to healthcare providers in the future. For example, on April 1, 2013, the mandated 2.0% reduction in Medicare payments under the Budget Control Act of 2011 went into effect. These cuts cannot be offset through higher co-pays or other charges to patients. Although we can offset a portion of Medicare cuts through targeted expense reductions, the expense reductions did not fully offset the revenue decrease.
In 2013, the Centers for Medicare & Medicaid Services (“CMS”) issued a rule to update Medicare payment rates for home health agencies. The rule results in rebasing adjustments over a four-year period beginning in 2014. CMS estimates that net payments to home health agencies will decrease by approximately 1.5% in 2014.

We also earn management fee revenues by managing certain communities for third parties, including communities owned by related parties and by joint ventures in which we have an ownership interest.  The majority of our management agreements provide for fees equal to 5.0% of gross collected revenues.
In addition to our monthly management fee, we receive reimbursement for operating expenses of managed communities.  Reimbursed operating expenses for which the Company is the primary obligor are reported as costs incurred on behalf of managed communities and included in total operating expense in our consolidated statements of operations. A corresponding amount of revenue is recognized in the same period in which the expense is incurred and the Company is due reimbursement.

As a result of the HCP Transaction, the number of communities managed by Emeritus for others was reduced significantly in 2012 and early 2013 as 142 communities became part of our Consolidated Portfolio, as indicated above. Therefore, there has been a significant reduction in reimbursed costs incurred on behalf of managed communities in 2013, as well as in management fee revenue.
Same Community Portfolio Analysis
Of the 497 communities included in our Consolidated Portfolio as of December 31, 2013, we include 319 communities in our Same Community Portfolio. Our Same Community Portfolio consists of consolidated communities that we have continuously operated since January 1, 2012, and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.
Selected data from our Same Community Portfolio is as follows:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	$ Change	% Change (a) (b)

	(in thousands, except percentages)
Community revenue	$1,285,206	$1,265,865	$19,341	1.5%
Community operations expense	(862,254)	(838,607)	(23,647)	(2.8)%
Community operating income	$422,952	$427,258	$(4,306)	(1.0)%

Average monthly revenue per occupied unit	$4,246	$4,180	$66	1.6%
Average occupancy rate	86.9%	87.0%		(0.1)

(a)	“N/M” indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.

(b)	“ppt” refers to percentage points. Applies to all subsequent tables in this section.
Revenues from our Same Community Portfolio represented 73.1% of our total community revenue for 2013. The $19.3 million increase in same community revenues was due to improvements in average revenue per occupied unit.
The $23.6 million increase in operating expense from the Same Community Portfolio was primarily due to increases in salaries and wages, professional liability insurance, marketing, utilities and supplies expenses, offset somewhat by lower employee health insurance and bad debt expense.

For purposes of analyzing our results of operations for 2012 compared to 2011, we define our Same Community Portfolio 2012 as 293 consolidated communities that we continuously operated from January 1, 2011 to December 31, 2012.  Selected data from our Same Community Portfolio 2012 is as follows:

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Community revenue	$1,169,156	$1,149,620	$19,536	1.7%
Community operations expense	(772,571)	(766,159)	(6,412)	(0.8)%
Community operating income	$396,585	$383,461	$13,124	3.4%

Average monthly revenue per occupied unit	$4,159	$4,099	$60	1.5%
Average occupancy rate	87.1%	86.9%		0.2 ppt

Revenues from our Same Community Portfolio 2012 represented 85.3% of our total community revenue for the year ended December 31, 2012.

Of the $19.5 million increase in same community revenues, $16.8 million was due to improvements in average revenue per occupied unit and $2.7 million was due to improved occupancy.

The $6.4 million increase in community operating expenses from the Same Community Portfolio 2012 was primarily due to increases in employee recruiting and training, food and supplies, skilled nursing contracted services, professional liability insurance, and other expenses.  Salaries and benefits decreased 0.3% due primarily to employee health insurance savings that resulted from our change to a more efficient network.  Salaries and wages on a per-resident-day basis decreased by 0.67%.

Consolidated Results of Operations: 2013 Compared to 2012

Net Loss Attributable to Emeritus Corporation Common Shareholders

We reported a net loss attributable to Emeritus common shareholders of $152.6 million for 2013, compared to a net loss of $84.8 million for 2012, as discussed below. As further described in the section Liquidity and Capital Resources below, the

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001.
Operating income from continuing operations increased by $44.7 million to $142.4 million in 2013 compared to 2012. The increase in operating income was primarily the result of net community acquisitions during 2013 and 2012 and the acquisition of NOC in November 2012.
The $67.7 million increase in net loss attributable to Emeritus common shareholders was due primarily to increases in other net non-operating expenses, partially offset by the increase in operating income of $44.7 million. Interest expense increased by $110.4 million primarily as a result of capital lease treatment of the 133 HCP Leased Communities that we acquired in the fourth quarter of 2012. We record interest expense on capital lease obligations based on our estimated incremental borrowing rate, which for the HCP Leased Communities results in interest expense that exceeds the amount of the lease payments in the early years of the lease. Therefore, interest expense for the year ended December 31, 2013 includes noncash interest expense of $32.5 million. In addition, loss from discontinued operations increased by $3.4 million and impairments of assets not in discontinued operations increased by $6.1 million.

Summary of Activity

A summary of activity during 2013 compared to 2012 is as follows:

•	Total operating revenues increased $392.5 million, or 25.0%, to $2.0 billion from $1.6 billion for the prior-year period, due primarily to acquisitions in the fourth quarter of 2012.

•
Operating income from continuing operations increased $44.7 million to $142.4 million from $97.7 million for the prior-year period. Our net loss attributable to Emeritus Corporation common shareholders was $152.6 million compared to $84.8 million for the prior-year period.

•	Average occupancy of the Consolidated Portfolio increased to 87.1% from 86.8% for the prior-year period.

•
Average rate per occupied unit decreased 3.1% to $4,000 from $4,127 for the prior-year period. This is primarily due to the acquisition of communities in the HCP Transaction in the fourth quarter of 2012, which had lower rates than our legacy communities, and to the acquisition of the Merrill Gardens Communities in the third quarter of 2013, which have a higher proportion of independent living units with lower rates than assisted living units.

•	Net cash provided by operating activities was $98.2 million compared to $116.6 million for the prior-year period.
The details of each of the components of net loss attributable to Emeritus common shareholders are set forth below.
Total Operating Revenues:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Same Community Portfolio	$1,285,206	$1,265,865	$19,341	1.5%
Acquisitions, dispositions, development and expansion	471,364	80,934	390,430	N/M
Ancillary services	168,762	22,111	146,651	N/M
Unallocated community revenue (a)	1,739	1,109	630	56.8%
Community and ancillary services revenue	1,927,071	1,370,019	557,052	40.7%
Management fees	2,650	18,009	(15,359)	N/M
Reimbursed costs incurred on behalf of managed communities	30,897	180,048	(149,151)	N/M
Total operating revenues	$1,960,618	$1,568,076	$392,542	25.0%

Average monthly revenue per occupied unit	$4,000	$4,127	$(127)	(3.1)%
Average occupancy rate	87.1%	86.8%		—

(a)	Comprised primarily of deferred move-in fees.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

As further described in Same Community Portfolio Analysis above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2012, net of dispositions.
The increase of $19.3 million from the 319 Same Community Portfolio was due to improvements in average revenue per occupied unit.
Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $390.4 million, due primarily to the HCP Transaction as well as the September 1, 2013 lease acquisition of the 38 Merrill Gardens Communities.
The increase in ancillary services revenue was the result of our acquisition of NOC in November 2012.
The decrease in management fees and reimbursed costs incurred on behalf of managed communities is the result of the HCP Transaction, in which 142 communities that were previously owned by the Sunwest JV and managed by us are now part of our Consolidated Portfolio as leased and owned properties.

Community and Ancillary Services Operating Expense:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Same Community Portfolio	$862,254	$838,607	$23,647	2.8%
Acquisitions, dispositions, development, and expansion	309,688	56,063	253,625	N/M
Ancillary services	132,088	16,653	115,435	N/M
Unallocated community expenses	18,611	8,312	10,299	123.9%
Community operations and ancillary services	$1,322,641	$919,635	$403,006	43.8%
As a percentage of total operating revenues	67.5%	58.6%		—

Community operating expense represents direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, insurance, utilities, taxes, and licenses.
Community operating expense in our Same Community Portfolio increased by $23.6 million, due primarily to increases in salaries and wages, professional liability insurance, marketing, utilities and supplies expenses, offset somewhat by lower employee health insurance and bad debt expense. We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.
Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2012 (net of dispositions), increased by $253.6 million, due primarily to the HCP Transaction as well as the September 1, 2013 lease acquisition of the 38 Merrill Gardens Communities.
Ancillary services expense represents primarily the operating expenses incurred by NOC, and the increase was the result of our acquisition of NOC in November 2012.
Unallocated community expenses primarily represent accrued liability adjustments for workers’ compensation insurance and professional and general liability insurance. We periodically adjust our estimated self-insurance liabilities based on actuarial projected losses, representing our revised estimates of the ultimate exposure under the Company’s self-insurance programs. During 2013, we recorded $16.1 million in expenses for professional and general self-insurance for changes in estimates of open prior-year claims exposure, including an unfavorable jury verdict for such items, while during 2012 we recorded $4.5 million in such expenses.  These changes in estimates were based on claims experience and actuarial valuation reports.  This contributed $11.6 million to the year-over-year increase.  Additionally, we recorded expenses of $3.3 million during 2013, as compared to $1.4 million during 2012, for prior-year workers’ compensation claims exposure based upon actuarial valuation reports.

General and Administrative Expense:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Senior living	$101,402	$93,452	$7,950	8.5%
Ancillary services	15,661	2,173	13,488	N/M
General and administrative	$117,063	$95,625	$21,438	22.4%
As a percentage of total operating revenues	6.0%	6.1%		(0.1	) ppt
The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in employee compensation, including noncash stock compensation expense, transition costs related to the integration of the Merrill Gardens Communities and professional fees. Ancillary services represents primarily the general and administrative expenses incurred by NOC.

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.6% and 5.5% (4.8% in both periods excluding stock compensation expense) for 2013 and 2012, respectively. We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.
We computed these percentages as follows:

	Year Ended December 31,
	2013		2012

	(in thousands, except percentages)
Senior living general and administrative expenses		$101,402		$93,452
Sources of revenue:
Owned and leased	$1,758,309		$1,347,908
Managed	59,364		364,615
Total revenue for all communities in our Operated Portfolio		$1,817,673		$1,712,523

General and administrative expenses as a percent of
all Operated Portfolio revenue		5.6%		5.5%

General and administrative expenses excluding stock-based
compensation as a percent of Operated Portfolio revenue		4.8%		4.8%
Transaction Costs

	Year Ended December 31,
	2013	2012	$ Change	% Change

Transaction costs	$5,737	$5,510	$227	4.1%
As a percentage of total operating revenues	0.3%	0.4%		(0.1	) ppt

Transaction costs primarily represent professional fees, due diligence expenses and other out-of-pocket costs related to prospective and certain completed purchases accounted for as business combinations.  Transaction costs in 2013 include $3.0 million in payments for our purchase of rights related to two communities included in a cash flow sharing agreement we have with Mr. Baty (see Note 8, Related–Party Agreements). Transaction costs in 2012 also include $1.7 million in internal incentive compensation attributable to completing fourth quarter 2012 transactions.
Impairments of Long-Lived Assets

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Impairments of long-lived assets	$8,227	$2,135	$6,092	285.3%
As a percentage of total operating revenues	0.4%	0.1%		0.3	ppt
In 2013, we recorded impairment losses related to two communities when we determined that their estimated future cash flows will be insufficient to recover the carrying values. We continue to operate these communities. In 2012, we recorded impairment charges related to two parcels of undeveloped land. See Note 14, Fair Value Disclosures.
Depreciation and Amortization Expense:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$181,483	$140,629	$40,854	29.1%
As a percentage of total operating revenues	9.3%	9.0%		0.3	ppt
The increase in depreciation and amortization expense represents an increase in depreciation expense of $48.8 million, net of a decrease in amortization expense of $8.0 million. The increased depreciation expense is due to the addition of new communities to our Consolidated Portfolio, including the 142 communities in the HCP Transaction that were added in the fourth quarter of 2012 and early 2013, as well as depreciation on capital improvements to our existing communities. The decrease in amortization expense is primarily the result of resident contract intangible assets acquired in business combinations becoming fully amortized.
Lease Expense:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Operating lease expense	$142,498	$114,382	$28,116	24.6%
Above/below market rent amortization	4,930	6,299	(1,369)	(21.7)%
Deferred straight-line rent amortization	4,788	6,080	(1,292)	(21.3)%
Community leases	$152,216	$126,761	$25,455	20.1%
As a percentage of total operating revenues	7.8%	8.1%		-0.3 ppt

The increase in total lease expense is primarily due to the new operating leases of the 38 Merrill Garden Communities commencing on September 1, 2013, as well as rent escalators on existing leases and office lease expense recorded by NOC. We leased 116 communities under operating leases as of December 31, 2013 and 79 communities as of December 31, 2012.
Costs Incurred on Behalf of Managed Communities:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$30,897	$180,048	$(149,151)	N/M
As a percentage of total operating revenues	1.6%	11.5%		(9.9	) ppt
The decrease in costs incurred on behalf of managed communities was due primarily to the HCP Transaction, which significantly reduced the number of communities that we manage for third parties.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

Interest Expense:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$287,389	$176,945	$110,444	62.4%
As a percentage of total operating revenues	14.7%	11.3%		3.4	ppt
The increase in interest expense was due primarily to interest on the financing leases and debt added in the fourth quarter of 2012 in the HCP Transaction, partially offset by decreases related to community dispositions and repayment of certain high-rate notes payable in 2013.

Change in Fair Value of Derivative Financial Instruments

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of derivative instruments	$(6)	$(948)	$942	N/M
As a percentage of total operating revenues	—%	(0.1)%		0.1	ppt

The noncash expense in 2013 and 2012 represents changes in the fair value of certain interest rate caps.

Net Equity Earnings or Losses for Unconsolidated Joint Ventures

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(125)	$(576)	$451	N/M
As a percentage of total operating revenues	—	—%		—

The equity losses in 2013 are comprised primarily of net equity losses from our joint ventures with affiliates of the Wegman family (“Wegman”).  The equity losses in 2012 are comprised primarily of equity losses of $364,000 from the Sunwest JV and equity losses of $212,000 from our joint ventures with Wegman.

In 2012, the Sunwest JV recognized a gain on the sale of communities in connection with the HCP Transaction.  As discussed in Note 4, Acquisitions and Other Significant Transactions—2012 HCP Transaction, Emeritus did not recognize its share of this gain, but rather deferred it as part of the financing lease obligation.

For more information about our joint ventures, including summary operating data, see Note 2. Investments in Unconsolidated Joint Ventures.

Other, net

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Other, net	$3,473	$1,800	$1,673	92.9%
As a percentage of total operating revenues	0.2%	0.1%		0.1	ppt

Other, net for 2013 consisted primarily of amortization of deferred gains of $957,000, resident late fees of $707,000, net gains on the sale of assets of $662,000 and a $1.0 million gain on our investment in a limited partnership doing business in China.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

See Note 2, Investments in Unconsolidated Joint Ventures–China Limited Partnership. Other, net for 2012 consisted primarily of amortization of deferred gains of $1.0 million and resident late fee finance charges of $612,000.
Income Taxes:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Benefit of (provision for) income taxes	$(639)	$1,158	$(1,797)	(155.2)%
As a percentage of total operating revenues	—%	0.1%		—
The income tax provision in 2013 represents state income and franchise tax expense, offset by a federal income tax benefit related to our 2012 purchase of NOC.
The 2012 benefit consists of a deferred tax benefit arising from our purchase of NOC and subsequent release of the deferred tax valuation allowance for certain indefinite lived assets, offset in part by state income tax expense of $3.0 million resulting from the taxable gain on the sale of our investment in the Sunwest JV in connection with the HCP Transaction. The remaining expense represents estimated state income and franchise tax liabilities.
Loss from Discontinued Operations:

	Year Ended December 31,
	2013	2012	$ Change	% Change

	(in thousands, except percentages)
Loss from discontinued operations	$(11,100)	$(7,705)	$(3,395)	(44.1)%
As a percentage of total operating revenues	(0.6)%	(0.5)%		(0.1	) ppt
Loss from discontinued operations for 2013 primarily consists of impairment losses on nine communities that were sold or held for sale during the period (See Note 13, Discontinued Operations and Note 14, Fair Value Disclosures—Impairment of Long-Lived Assets).
The loss from discontinued operations for 2012 consisted primarily of losses on four communities sold during the period.

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

The $12.9 million increase in net loss is due primarily to the increase in operating income of $36.0 million being offset by increases in other net nonoperating expenses, which in 2011 included a $42.1 million gain on the acquisition of 24 communities from our prior joint venture with Blackstone (the "Blackstone JV Communities").  Interest expense increased by $19.7 million as a result of the June 2011 24-community acquisition and capital lease treatment of the 133 HCP Leased Communities in the fourth quarter of 2012.  Loss from discontinued operations decreased by $13.9 million between the periods.

A summary of activity during 2012 compared to 2011 is as follows:

•	Total operating revenues increased $95.5 million, or 6.5%, to $1.6 billion for 2012 from $1.5 billion for 2011.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

•	Operating income from continuing operations increased $36.0 million, or 58.4%, to $97.7 million for 2012.

•	Net loss attributable to Emeritus Corporation common shareholders was $84.8 million for 2012 compared to $71.9 million for 2011.

•	Average occupancy increased to 86.8% for 2012 from 86.3% for 2011.

•	Average rate per occupied unit increased 1.6% to $4,127 for 2012 from $4,063 for 2011.

•	Net cash provided by operating activities was $116.6 million for 2012 compared to $74.1 million for 2011.

•	During 2012, we added 138 new communities to our Consolidated Portfolio and disposed of five.

The details of each of the components of net loss are set forth below.

Total Operating Revenues

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Same Community Portfolio	$1,169,156	$1,149,620	$19,536	1.7%
Acquisitions, dispositions, development and expansion	177,643	86,067	91,576	106.4%
Ancillary services	22,111	580	21,531	N/M
Unallocated community revenue (a)	1,109	(2,602)	3,711	142.6%
Community revenue	1,370,019	1,233,665	136,354	11.1%
Management fees	18,009	21,105	(3,096)	(14.7)%
Reimbursed costs incurred on behalf of managed communities	180,048	217,853	(37,805)	(17.4)%
Total operating revenues	$1,568,076	$1,472,623	$95,453	6.5%

Average monthly revenue per occupied unit	$4,127	$4,063	$64	1.6%
Average occupancy rate	86.8%	86.3%		0.5 ppt
(a) Comprised primarily of deferred move-in fees.

The increase of $19.5 million from the 293 Same Community Portfolio 2012 consisted of $16.8 million in improvement in the rates we charge our residents and an increase in occupancy levels of $2.7 million.  As further described in the section Same Community Comparison above, our Same Community Portfolio 2012 consists of those consolidated communities that we continuously operated from January 1, 2011 to December 31, 2012, net of dispositions.  Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2011 (net of dispositions), increased by $91.6 million, due primarily to the HCP Transaction and our June 1, 2011 acquisition of the 24 Blackstone JV Communities.

Ancillary services primarily represent the revenues generated by NOC, acquired in November 2012.  The change in unallocated community revenue of $3.7 million resulted primarily from an increase in resident move-in fees, which we recognize over the average resident length of stay.

The Sunwest JV, which commenced operations in August 2010, contributed $16.1 million and $18.0 million to management fee revenues in 2012 and 2011, respectively.  The Blackstone JV contributed $1.5 million to management fee revenues in the five-month period ended May 31, 2011.  As described in Note 4, Acquisitions and Other Significant Transactions—HCP Transaction and —2011 Blackstone JV Acquisition, we consolidate communities that we previously managed for the Sunwest JV and the Blackstone JV and have included them in our Consolidated Portfolio effective on the respective acquisition and lease dates.  In connection with these transactions, our management agreements were terminated.  As of December 31, 2012, we continued to manage six communities for the Sunwest JV.

The decrease in reimbursed costs incurred on behalf of managed communities was due primarily to the aforementioned acquisitions of previously managed communities from the Sunwest JV and the Blackstone JV.

Community Operating Expense

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Same Community Portfolio	$772,571	$766,159	$6,412	0.8%
Acquisitions, dispositions, development and expansion	122,099	63,364	58,735	92.7%
Ancillary services	16,653	292	16,361	N/M
Unallocated community expenses	8,312	17,352	(9,040)	(52.1)%
Community operations	$919,635	$847,167	$72,468	8.6%
As a percentage of total operating revenues	58.6%	57.5%		1.1 ppt

Community operating expense represents direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, insurance, utilities, taxes, and licenses.

Community operating expense in our Same Community Portfolio 2012 increased by $6.4 million, as described above under Same Community Portfolio.  We focus on providing the appropriate level of care at our communities, while also pursuing overall expense efficiencies.  For example, in the first half of 2011, we implemented an improved labor hours tracking system, which we continued to use in 2012 and 2013.

Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2011 (net of dispositions), increased by $58.7 million, due primarily to the HCP Transaction and our June 1, 2011 acquisition of the 24 Blackstone JV Communities.

Ancillary services primarily represents the operating expenses incurred by NOC.

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

General and Administrative Expense

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Senior living	$93,452	$88,620	$4,832	5.5%
Ancillary services	2,173	147	2,026	N/M
General and administrative	$95,625	$88,767	$6,858	7.7%
As a percentage of total operating revenues	6.1%	6.0%		0.1 ppt

The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in employee compensation, including noncash stock compensation expense, and professional fees.  Ancillary services primarily represents the general and administrative expenses incurred by NOC.

Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.5% for 2012 compared to 5.3% for 2011.  We computed these percentages as follows:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2012		2011

	(in thousands, except percentages)
Senior living general and administrative expenses		$93,452		$88,620
Sources of revenue:
Owned and leased	$1,347,908		$1,233,085
Managed	364,615		429,616
Total revenue for all communities in our Operated Portfolio		$1,712,523		$1,662,701
General and administrative expenses as a percent of
all sources of community revenue		5.5%		5.3%
General and administrative expenses less stock-based
compensation as a percent of all sources of community revenue		4.8%		4.8%

Transaction Costs

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Transaction costs	$5,510	$9,826	$(4,316)	(43.9)%
As a percentage of total operating revenues	0.4%	0.7%		(0.3) ppt

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

Depreciation and Amortization Expense

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$140,629	$122,372	$18,257	14.9%
As a percentage of total operating revenues	9.0%	8.3%		0.7 ppt

The increase in depreciation and amortization expense represents an increase in depreciation expense of $15.2 million and an increase in amortization expense of $3.0 million.  The increased depreciation expense is due to the increase in the number of communities in our Consolidated Portfolio as well as depreciation on improvements to our existing communities.  The increase in amortization expense is related to resident contract intangible assets acquired in business combinations, including the Blackstone JV Communities (see Note 4, Acquisitions and Other Significant Transactions—2011 Blackstone JV Acquisition).

Community Lease Expense

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Operating lease expense	$114,382	$108,627	$5,755	5.3%
Above/below market rent amortization	6,299	7,532	(1,233)	(16.4)%
Deferred straight-line rent amortization	6,080	8,792	(2,712)	(30.8)%
Community leases	$126,761	$124,951	$1,810	1.4%
As a percentage of total operating revenues	8.1%	8.5%		(0.4) ppt

The increase in total community lease expense reflects an increase in cash operating lease expense due to rent escalators, which was substantially offset by deferred straight-line rent amortization.  We leased 79 communities under operating leases as of December 31, 2012 and 80 communities as of December 31, 2011.

Costs Incurred on Behalf of Managed Communities

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$180,048	$217,853	$(37,805)	(17.4)%
As a percentage of total operating revenues	11.5%	14.8%		(3.3) ppt

The decrease in costs incurred on behalf of managed communities was due primarily to the aforementioned acquisitions of previously managed communities from the Sunwest JV and the Blackstone JV.

Interest Expense

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$176,945	$157,262	$19,683	12.5%
As a percentage of total operating revenues	11.3%	10.7%		0.6 ppt

The increase in interest expense was due primarily to interest on the financing leases acquired in the HCP Transaction as well as a full year’s interest expense on debt incurred in June 2011 to purchase the Blackstone JV communities.

Change in Fair Value of Derivative Financial Instruments

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Change in fair value of derivative financial instruments	$(948)	$3,081	$(4,029)	N/M
As a percentage of total operating revenues	(0.1)%	0.2%		(0.3) ppt

The noncash expense in 2012 represents changes in the fair value of our interest rate cap purchased in October 2011.  The amount in 2011 represents noncash income resulting from changes in the fair value of the interest rate cap and an interest rate swap that expired on January 2, 2012. See Note 14, Fair Value Measurements.

Net Equity Earnings or Losses for Unconsolidated Joint Ventures

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Net equity losses for unconsolidated joint ventures	$(576)	$(3,081)	$2,505	N/M
As a percentage of total operating revenues	—	(0.2)%		0.2 ppt

The equity losses in 2012 are comprised primarily of equity losses of $364,000 from the Sunwest JV and equity losses of $212,000 from our joint ventures with Wegman.  The equity losses in the 2011 period are comprised primarily of equity losses of $3.8 million from the Sunwest JV and equity earnings of $921,000 from the Blackstone JV.  We acquired the 24 communities that we previously managed for the Blackstone JV and have included them in our Consolidated Portfolio effective on the June 1, 2011 acquisition date.

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

Acquisition Gain

The acquisition gain recorded in 2011 resulted from the remeasurement at fair value of our previously existing equity investment in the Blackstone JV when we acquired Blackstone’s equity interest in June 2011.  See Note 4, Acquisitions and Other Significant Transactions–2011 Blackstone JV Acquisition for further detail.

Other, net

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Other, net	$1,800	$3,362	$(1,562)	(46.5)%
As a percentage of total operating revenues	0.1%	0.2%		(0.1) ppt

Other, net during 2012 consisted primarily of amortization of deferred gains of $1.0 million and resident late fee finance charges of $612,000.

Other, net during 2011 consisted primarily of a gain on the sale of investment securities of $1.6 million, amortization of deferred gains of $1.1 million and resident late fee finance charges of $583,000.

Income Taxes

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Benefit of (provision for) income taxes	$1,158	$(1,019)	$2,177	213.6%
As a percentage of total operating revenues	0.1%	(0.1)%		0.2 ppt

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

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

The remaining expense for 2012 and for 2011 represents estimated state income and franchise tax liabilities.

Loss from Discontinued Operations

	Year Ended December 31,
	2012	2011	$ Change	% Change

	(in thousands, except percentages)
Loss from discontinued operations	$(7,705)	$(21,570)	$13,865	64.3%
As a percentage of total operating revenues	(0.5)%	(1.5)%		1.0 ppt

Loss from discontinued operations in 2012 consisted primarily of losses on four communities sold during the period.
Loss from discontinued operations in 2011 represents impairment charges and net losses on the sales of eight communities.  See Note 13, Discontinued Operations and Note 14, Fair Value Disclosures—Impairment of Long-Lived Assets.

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents on hand of $76.7 million, compared to $59.8 million at December 31, 2012.

The Company has incurred significant operating losses since its inception, and we had working capital deficits of $137.6 million and $55.5 million as of December 31, 2013 and December 31, 2012, respectively. Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit as of December 31, 2013 included a $49.2 million deferred tax asset and, as part of current liabilities, $56.6 million of deferred revenue and unearned rental income. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for $106.7 million in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of December 31, 2013. We intend to refinance, extend, or retire these obligations prior to their maturities. There can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.

Also included in the current portion of long-term debt is $14.2 million related to communities held for sale as of December 31, 2013 (see Note 13, Discontinued Operations). This debt will be repaid with the proceeds from the sales.

Sources and Uses of Cash

We expect to use our cash to invest in our core business as well as, to the extent permitted under the Merger Agreement, other new business opportunities related to our core business. As discussed above, we expect to refinance or extend our balloon payments of debt principal in the next 12 months; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating, investing and financing activities for at least the next 12 months by extending payment terms to suppliers, reducing or delaying capital expenditures and operating expenses, selling communities or a combination thereof. In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities. As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.
We may use our available cash resources for acquisitions and other investments in support of our growth strategy. Significant acquisitions and/or other new business opportunities will likely require additional outside funding. We do not plan to pay cash dividends to our common shareholders in the foreseeable future.
Other than normal operating expenses and debt payments, we expect that cash requirements for the next 12 months will consist primarily of capital expenditures. We expect to invest in capital expenditures both to preserve and maintain our communities as well as to reposition or otherwise invest in return-generating projects. We also expect to invest in systems and technology in the communities and in our overall support infrastructure.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

The following is a summary of cash flow information for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011

Net cash provided by operating activities	$98,189	$116,558	$74,102
Net cash used in investing activities	19,908	(37,561)	(172,660)
Net cash (used in) provided by financing activities	(101,220)	(62,872)	32,104
Net increase (decrease) in cash and cash equivalents	16,877	16,125	(66,454)
Cash and cash equivalents at the beginning of the year	59,795	43,670	110,124
Cash and cash equivalents at the end of the year	$76,672	$59,795	$43,670

For the years ended December 31, 2013, 2012 and 2011 and in each of the previous years since 2001, we reported positive net cash from operating activities in our consolidated statements of cash flows.  In 2013, cash provided by operating activities was $98.2 million, compared to $116.6 million in 2012, a decrease of $18.4 million. In July 2013, we posted a bond in connection with our appeal of a jury verdict against the Company in a professional liability case (see Note 11, Contingencies). As a result, we made a cash deposit in the amount of $20.9 million to collateralize the bond, which is included in net cash flows from operating activities.
Cash used in investing activities during 2013 included capital expenditures totaling $68.4 million used to maintain and improve our communities, and acquisition related expenditures totaling $6.7 million. Cash used for lease acquisition costs and other assets, net includes $10.0 million for a lease termination fee in connection with the acquisition of the Merrill Gardens Communities in the third quarter. These expenditures were largely offset by $64.3 million of distributions and expense reimbursements from affiliates and unconsolidated joint ventures, primarily the Sunwest JV, and $42.2 million from the sale of communities. During 2012, we invested cash to acquire NOC and the Emeritus Nine Communities in the aggregate amount of $103.8 million, as well as $37.2 million for the purchase of property and equipment.  The source of cash to purchase NOC and the Emeritus Nine Communities was primarily an $89.7 million initial distribution from the Sunwest JV in connection with the HCP Transaction, as well as cash on hand.  During 2012, we also received cash proceeds of $15.6 million from the sale of communities.
In 2013, financing activities included $43.0 million in net cash from the sale of stock and exercise of stock options, including $31.3 million from the March 2013 public offering (conducted simultaneously with the secondary public offering described in Note 4, Acquisitions and Other Significant Transactions—2013 Stock Offering), and $82.7 million in proceeds from long-term borrowings and financings, comprised primarily of $50.0 million of proceeds from the NOC credit facility plus proceeds from mortgage refinancings. Cash paid for debt and capital lease principal payments totaled $219.9 million, including $88.1 million paid to HCN and Ventas for early retirement of debt. Additionally, we paid net distributions of $8.8 million to our noncontrolling interest holders, primarily consisting of a $3.9 million distribution to the Minority Members of NOC from proceeds of the credit facility and an additional $5.1 million related to our buyout of the Minority Members' equity interests. We used cash in financing activities during 2012 primarily for the repayment of long-term debt and lease obligations.

As of December 31, 2013, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months totaling approximately $186.6 million. During 2013, we refinanced or extended approximately $48.0 million of long-term debt obligations.
Payment Commitments
The following table summarizes our contractual obligations as of December 31, 2013 (in thousands):

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Principal Due by Period
					More than
	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,498,231	$152,989	$274,519	$804,695	$266,028
Capital and financing leases including current portion	2,515,495	33,565	89,222	124,150	2,268,558
Operating leases	1,869,984	179,907	364,892	361,379	963,806
Liability related to unrecognized tax benefits (b)	104	—	—	—	—
	$5,883,814	$366,461	$728,633	$1,290,224	$3,498,392

(a)	Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-K.

(b)
We have recognized total liabilities related to unrecognized tax benefits of $104,000 as of December 31, 2013. The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest on our contractual obligations as of December 31, 2013 (in thousands):

	Interest Due by Period
					More than
	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$364,561	$86,842	$153,284	$90,410	$34,025
Capital and financing lease obligations	4,402,406	161,979	327,228	326,143	3,587,056
	$4,766,967	$248,821	$480,512	$416,553	$3,621,081
The amounts above do not include our indirect guarantee of the loan payable by one of our Wegman joint ventures ("Vestal").  Emeritus has a 50.0% ownership interest in Vestal which we account for as an unconsolidated equity method investment.  As of December 31, 2013, the loan balance for Vestal was $7.0 million with a variable interest rate at the LIBOR (floor of 1.5%) plus 4.0%. Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay this loan, our share of the obligation would be 50.0%.

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
As of December 31, 2013, the Company had outstanding $1.5 billion of mortgage debt and notes payable comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 74.8% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally nonrecourse to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions. These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $309.5 million, or approximately 20.7% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, and were typically issued to, and secured by, the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally recourse to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage. These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds. Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances. In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $21.4 million provided by real estate investment trusts (each a “REIT” and collectively, “REITs") to facilitate community acquisitions, and a $46.3 million loan to NOC, which combined represents approximately 4.5% of our total debt outstanding. The mezzanine debt is secured by a leasehold mortgage and the NOC credit facility is secured by its personal property and stock. Performance under the NOC credit facility is guaranteed by the Company and includes a requirement to maintain a minimum debt service coverage ratio and cash and net worth balances. Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies under an event of default include the acceleration of payments of the related obligations.

As of December 31, 2013, we operated 311 communities under long-term lease arrangements, of which 286 were leased from publicly traded REITs. Of the 311 leased properties, 84 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios. Other typical events of default under all of these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements. As of December 31, 2013, we were in violation of a financial covenant in one lease agreement covering four communities. We obtained a waiver from the landlord through December 31, 2013 and therefore are in compliance with this financial covenant.

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

We believe that our accounting policies regarding asset impairments, goodwill impairment, leases, self-insurance reserves and income taxes are the most critical in understanding the judgments involved in the preparation of our financial statements.  Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision became known.  For a summary of all of our significant accounting policies, see Note 1, Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies.

Asset Impairments

When facts and circumstances indicate that the carrying values of long-lived assets may not be recoverable, we evaluate long-lived assets for impairment.  We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated future cash flows are less than the carrying value of the asset, we calculate an impairment loss based on

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

the asset’s estimated fair value.  For community assets, the fair value of the assets is estimated using a discounted cash flow model based on future revenues and operating costs, using internal projections.  For our investments in unconsolidated joint ventures, we determine whether there has been an other-than-temporary decline in the carrying value of the investment by using a discounted cash flow model to estimate the fair value of individual assets inside the joint venture.  For our investments in marketable equity securities, we must make a judgment as to whether a decline in fair value is other-than-temporary.  For other assets, we use the valuation approach that is appropriate given the relevant facts and circumstances.

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

Goodwill Impairment

We test goodwill for impairment on an annual basis, or more frequently if circumstances indicate that goodwill carrying values may exceed their fair values. We perform this evaluation at the reporting unit level. As of October 31, 2013 (the date we elected as our annual goodwill impairment test), Emeritus was comprised of three operating segments and reporting units, which are: (i) ancillary services, primarily NOC; (ii) the 133 HCP Leased Communities; and (iii) the legacy Emeritus communities.  Goodwill has been allocated to each of these reporting units.

As part of our impairment testing, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity-specific factors such as strategies and financial performance when evaluating potential impairment for goodwill.  If, after completing such assessment, it is determined that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed.  The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Based on the results of our 2013 review, we qualitatively concluded that it was not more likely than not that the fair value of our reporting units was less than their respective carrying values. As of October 31, 2012, Emeritus was comprised of a single reporting unit and the fair value of our Company substantially exceeded its carrying value.

Our impairment loss assessment contains uncertainties because it requires us to apply judgment to estimate whether there has been a decline in the fair value of our reporting units, including estimating future cash flows, and if necessary, the fair value of our assets and liabilities.  As we periodically perform this assessment, changes in our estimates and assumptions may cause us to realize material impairment charges in the future.

Leases

We determine whether to account for our leases as operating or capital leases or financing obligations, depending on the underlying terms.  As of December 31, 2013, we operated 311 communities under long-term operating or capital leases or financing obligations. The determination of this classification under GAAP is complex and in certain situations requires a significant level of judgment.  Our classification criteria is based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements.

Self-Insurance Reserves

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance (see Note 11, Contingencies).
We are self-insured for professional liability risk with respect to 267 of the 497 communities in our Consolidated Portfolio. The other 230 communities are insured with conventional indemnity policies. The liability for self-insured incurred known claims and incurred but not yet reported claims was $36.1 million and $25.8 million at December 31, 2013 and 2012 respectively. We believe that the range of reasonably possible losses as of December 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $34.5 million to $52.4 million. The high end of the range reflects the potential for high-severity losses. In the fourth quarter of 2013, the Company purchased a professional liability commercial insurance policy pertaining to self-insured communities with a retention of $5.0 million per claim and a policy limit of $15.0 million, which covers claims incurred subsequent to the initiation of this policy.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The net liability for known claims and incurred not yet reported claims was $8.9 million and $6.3 million as of December 31, 2013 and 2012, respectively (the gross liability was $16.5 million and $25.0 million with corresponding estimated amounts receivable from the insurance companies of $7.6 million and $18.7 million, respectively).

We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $44.5 million and $38.3 million at December 31, 2013 and 2012, respectively. We believe that the range of reasonably possible losses as of December 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $42.8 million to $48.3 million.

For health insurance, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims is included in accrued insurance liabilities in the consolidated balance sheets and was $8.5 million and $10.0 million at December 31, 2013 and December 31, 2012, respectively. A 10.0% change in the estimated liability at December 31, 2013 would have increased or decreased Operated Portfolio expenses during the current period by approximately $854,000. We share any revisions to prior estimates with the communities participating in the insurance programs, including those that we manage for third parties, based on their proportionate share of any changes in estimates.

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

In March 2010, Congress enacted healthcare reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits.  The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective.  The ACA did not have a material financial impact on our Company in 2013, 2012 or 2011.  However, we could see significant cost increases beginning in 2014 when certain additional provisions of the legislation are required to be implemented.

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
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

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

Recent Accounting Pronouncements

For information regarding accounting pronouncements recently issued by the FASB that are relevant to Emeritus, see Note 1. Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies—Recent Accounting Pronouncements.
Impact of Inflation
Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. Governmental reimbursement programs accounted for approximately 19.6% of our community and ancillary services revenues for 2013. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future. Changing economic outlooks in the United States may impact our ability to raise prices. In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.

Non-GAAP Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical financial position, results of operations, or cash flows but excludes or includes amounts that would not be excluded or included in most measures under GAAP.

Definition of Adjusted EBITDA
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

Management’s Use of Adjusted EBITDA/EBITDAR

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

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

Limitations of Adjusted EBITDA/EBITDAR

Adjusted EBITDA/EBITDAR have limitations as analytical tools.  Material limitations in making the adjustments to our losses to calculate Adjusted EBITDA/EBITDAR and using these non-GAAP financial measures as compared to GAAP net loss include:

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
The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months and year ended December 31, 2013 and 2012 (in thousands):

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Three Months Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss	$(49,059)	$(27,525)	$(152,970)	$(85,075)
Depreciation and amortization	45,869	42,605	181,483	140,629
Interest income	(116)	(105)	(462)	(408)
Interest expense	71,659	60,862	287,389	176,945
Net equity losses for unconsolidated joint ventures	32	76	125	576
Income tax (benefit) provision	(1,480)	(2,078)	639	(1,158)
Loss from discontinued operations	5,878	—	11,100	7,705
Amortization of above/below market rents	1,230	1,309	4,930	6,299
Amortization of deferred gains	(230)	(264)	(957)	(1,046)
Loss on early extinguishment of debt	207	53	204	186
Stock-based compensation	4,154	2,727	14,505	11,046
Change in fair value of derivative financial
instruments	83	29	6	948
Deferred revenue	(30)	(620)	2,605	(1,375)
Deferred straight-line rent	3,419	2,859	4,788	6,080
Impairment of long-lived assets	8,227	—	8,227	2,135
Transaction and financing costs	3,904	3,284	5,737	5,923
Transition costs	1,142	—	2,189	—
Self-insurance reserve adjustments, prior years	5,952	3,560	19,376	5,996
Adjusted EBITDA	100,841	86,772	388,914	275,406
Lease expense	45,157	29,446	142,498	114,382
Adjusted EBITDAR	$145,998	$116,218	$531,412	$389,788

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

	Three Months Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Adjusted EBITDAR	$145,998	$116,218	$531,412	$389,788
Interest income	116	105	462	408
Interest expense	(71,659)	(60,862)	(287,389)	(176,945)
Income tax (benefit) provision	1,480	2,078	(639)	1,158
Amortization of loan fees	719	754	3,026	3,219
Allowance for doubtful receivables	3,238	1,463	9,858	9,346
Change in other operating assets and liabilities	(25,002)	(17,005)	(20,092)	14,735
Transaction and financing costs	(3,904)	(3,284)	(5,737)	(6,015)
Transition costs	(1,142)	—	(2,189)	—
Self-insurance reserve adjustments, prior years	(5,952)	(3,560)	(19,376)	(5,996)
Lease expense	(45,157)	(29,446)	(142,498)	(114,382)
Non-cash interest expense	7,754	5,257	32,492	7,242
Loss on lease termination	—	—	456	—
Discontinued operations cash component	492	—	575	(111)
Other	(2,633)	(5,781)	(2,172)	(5,889)
Net cash provided by operating activities	$4,348	$5,937	$98,189	$116,558
Definition of Cash From Facility Operations:
We define Cash From Facility Operations (“CFFO”) as net cash provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;

•	Repayment of capital lease and financing obligations;

•	Recurring capital expenditures; and

•	Distributions from unconsolidated joint ventures, net.
We define Adjusted CFFO, as CFFO adjusted for self-insurance reserve adjustments related to prior years, unusual income tax items related to prior years, transaction costs and transition costs.
Recurring capital expenditures include routine expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring capital expenditures consist primarily of community acquisitions, including expenditures incurred in the months immediately following acquisition (and specifically excluding the $30.0 million capital commitment under the HCP Lease, $9.5 million of which remains as of December 31, 2013), new construction and expansions, ROI-designated projects, computer hardware and software purchases, and purchases of vehicles.

Management’s Use of Cash From Facility Operations

We use CFFO to assess our overall liquidity and to determine levels of executive compensation.  This measure provides an assessment of controllable expenses and affords us the ability to make decisions that facilitate meeting our current financial and liquidity goals as well as achieving optimal financial performance.  It provides an indicator for us to determine if we need to make adjustments to our current spending decisions.

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
RESULTS OF OPERATIONS - CONTINUED
Years Ended December 31, 2013, 2012 and 2011

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

We believe CFFO is useful to investors because it assists in their ability to meaningfully evaluate our ability to service our outstanding indebtedness, including our credit facilities and capital and financing leases, and our ability to make regular recurring routine capital expenditures to maintain and improve our communities.

CFFO is not an alternative to cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net cash provided by operating activities to CFFO, along with our consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure as presented in this report may differ from, and may not be comparable to, similarly titled measures used by other companies.
The following table shows the reconciliation of net cash provided by operating activities to CFFO for the periods indicated (in thousands):

	Three Months Ended		Year Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net cash provided by operating activities	$4,348	$5,937	$98,189	$116,558
Changes in operating assets and liabilities, net	25,002	17,005	20,092	(14,735)
Repayment of capital lease and financing obligations	(7,664)	(5,432)	(27,146)	(17,882)
Recurring capital expenditures	(7,780)	(9,303)	(26,473)	(23,947)
Distributions from unconsolidated joint ventures (a)	1	161	472	1,177
Cash From Facility Operations	13,907	8,368	65,134	61,171
Transaction costs	3,904	3,030	5,737	5,510
Transition costs	1,142	—	2,189	—
Self-insurance reserve adjustments, prior years	5,952	3,560	19,376	5,996
Unusual income tax items (b)	$—	$3,048	$—	$3,048
Adjusted Cash From Facility Operations	$24,905	$18,006	$92,436	$75,725

(a) Excludes distributions resulting from the HCP Transaction, the sale of communities and refinancing of debt.
(b) Consists of state tax expense related to the taxable gain on the HCP Transaction.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.

The table below provides information about our debt and capital lease and financing obligations, including weighted average interest rates on these obligations as of December 31, 2013 (in thousands, except interest rates).

	Expected maturity year
	2014	2015	2016	2017	2018	Thereafter	Total	Fair value	Average interest rate
Long-term debt	$152,989	$48,788	$225,731	$266,393	$538,302	$266,028	$1,498,231	$1,533,192	5.89%
Capital lease obligations	33,565	41,721	47,501	53,945	70,205	2,268,558	2,515,495		7.59%

Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings. At December 31, 2013, we had approximately $316.1 million of variable rate borrowings based on LIBOR. Of this total variable rate debt, $80.8 million varies with LIBOR with no LIBOR floors or ceilings. For every 1.0% change in the LIBOR on this $80.8 million in variable rate debt, interest expense will either increase or decrease by $808,000. As of December 31, 2013, the $80.8 million of variable rate debt carried a weighted average variable rate of LIBOR plus 4.49% based on the monthly and 90-day LIBOR rates of 0.167% and 0.246%, respectively. In addition, we have variable rate debt of $235.3 million that has LIBOR floors. At December 31, 2013, this debt carried a weighted average floor of 1.08% and a weighted average spread of 4.02%, for a total weighted average rate of 5.10%. The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 1.08% weighted average floor. Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor. This analysis does not consider changes in the actual level of borrowings or operating lease obligations that may occur subsequent to December 31, 2013. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In October 2011, pursuant to the terms of a credit agreement related to the acquisition of 24 communities, we purchased an interest rate cap for $1.6 million. This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan, and expires in June 2016. In December 2013, we refinanced the debt on two of the communities and purchased interest rate caps for a total of $70,000. These contracts effectively cap the LIBOR on a notional amount of $14.3 million at 2.74% over the term of the loan, and expire in January 2017.

The downturn in the United States housing market in 2008 triggered a constriction in the availability of credit that continued through 2013.  This could impact our ability to borrow money or refinance existing obligations at acceptable rates of interest.  Thus far, we have experienced no significant barriers to obtaining credit on commercially reasonable terms.  For more information, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements, supplementary data and the Report of Independent Registered Public Accounting Firm are included under Item 15, beginning on page F-1, and are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of December 31, 2013. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

(b)  Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), we concluded that our internal control over financial reporting was effective as of December 31, 2013.  KPMG LLP, the independent registered public accounting firm that performed the audit of our consolidated financial statements included with this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is on page F-3 of this Form 10-K.
(c) Changes in internal controls. Management has evaluated the effectiveness of our internal controls through December 31, 2013. Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the fourth quarter of 2013, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

ITEM 9B.  OTHER INFORMATION
Effective February 17, 2014, the Board of Directors of Emeritus amended its Restated Bylaws to correct a clerical error and clarify that employees, in addition to directors and officers, will be indemnified and held harmless by Emeritus against any actions, suits or proceedings by reason of the fact that he or she is or was a director, officer or employee of Emeritus, serving in his or her capacity as such. The foregoing description is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the Amendment to the Restated Bylaws of Emeritus Corporation, which is attached as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated herein by reference in its entirety.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in our 2014 annual proxy statement (to be incorporated herein by reference) or in an amendment to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be included in our 2014 annual proxy statement (to be incorporated herein by reference) or in an amendment to this Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in our 2014 annual proxy statement (to be incorporated herein by reference) or in an amendment to this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table provides information about Emeritus common stock that may be issued under our existing equity compensation plans and arrangements as of December 31, 2013, including the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”), the Amended and Restated Option Plan for Non-employee Directors (the “Directors Plan”) and the 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”).  The material terms of each of these plans and arrangements are described in Note 9. Stock Plans, in this Form 10-K.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans excluding shares reflected in column (a)
Plan Category	(1)(a)	(b)	(2) (c)
Equity compensation plans approved by shareholders	3,989,814	$20.27	2,769,127
Equity compensation plans not approved by shareholders	–	–	–
Total	3,989,814	$20.27	2,769,127

(1)	Represents outstanding options to purchase shares under the 2006 Plan and the Directors Plan.

(2)	Represents 2,599,637 shares available for grant under the 2006 Plan and 169,490 shares available for purchase under the 2009 ESP Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in our 2014 annual proxy statement (to be incorporated herein by reference) or in an amendment to this Annual Report on Form 10-K.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in our 2014 annual proxy statement (to be incorporated herein by reference) or in an amendment to this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of February 20, 2014.

EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 20, 2014.

/s/ Daniel R. Baty	/s/ Granger Cobb
Daniel R. Baty - Chairman of the board of directors	Granger Cobb - Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Robert C. Bateman	/s/ H. R. Brereton Barlow
Robert C. Bateman - Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	H. R. Brereton Barlow - Director

/s/ Stanley L. Baty	/s/ Bruce L Busby
Stanley L. Baty - Director	Bruce L. Busby - Director

/s/ Stuart Koenig	/s/ Robert E. Marks
Stuart Koenig - Director	Robert E. Marks - Director

/s/ James R. Ladd	/s/ Richard Macedonia
James R. Ladd - Director	Richard Macedonia - Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Emeritus Corporation:

We have audited the accompanying consolidated balance sheets of Emeritus Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emeritus Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Seattle, Washington
February 20, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Emeritus Corporation:
We have audited Emeritus Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emeritus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s report on internal control over financial reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Emeritus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Emeritus Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 20, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Seattle, Washington
February 20, 2014

EMERITUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$76,672	$59,795
Short-term investments	7,394	4,910
Trade accounts receivable, net of allowance of $9,380 and $7,179	53,714	53,138
Other receivables	10,310	28,533
Tax, insurance, and maintenance escrows	28,067	23,813
Prepaid insurance expense	28,109	24,297
Deferred tax asset	49,203	33,781
Other prepaid expenses and current assets	14,588	12,185
Property held for sale	17,459	—
Total current assets	285,516	240,452
Investments in unconsolidated joint ventures	2,720	2,513
Property and equipment, net of accumulated depreciation of $701,743 and $533,710	3,875,172	4,011,884
Restricted deposits and escrows	80,919	50,671
Goodwill	189,626	186,756
Other intangible assets, net of accumulated amortization of $40,665 and $47,547	123,557	131,971
Other assets, net	37,138	36,503
Total assets	$4,594,648	$4,660,750

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current Liabilities:
Current portion of long-term debt	$152,989	$49,381
Current portion of capital lease and financing obligations	33,565	25,736
Trade accounts payable	30,856	14,244
Accrued employee compensation and benefits	44,603	53,606
Accrued interest	7,529	8,467
Accrued real estate taxes	16,528	16,432
Accrued insurance liabilities	40,482	44,867
Other accrued expenses	39,954	30,291
Deferred revenue	25,822	22,417
Unearned rental income	30,745	30,552
Total current liabilities	423,073	295,993
Long-term debt obligations, less current portion	1,345,242	1,558,936
Capital lease and financing obligations, less current portion	2,481,930	2,384,857
Deferred gain on sale of communities	2,786	3,743
Deferred straight-line rent	74,320	63,920
Other long-term liabilities	153,278	128,472
Total liabilities	4,480,629	4,435,921
Redeemable noncontrolling interest	—	10,105
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	—	—
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and
outstanding 48,118,623 and 45,814,988 shares	5	5
Additional paid-in capital	892,319	839,511
Accumulated deficit	(780,654)	(628,093)
Total Emeritus Corporation shareholders' equity	111,670	211,423
Noncontrolling interest	2,349	3,301
Total shareholders' equity	114,019	214,724
Total liabilities, shareholders' equity, and noncontrolling interest	$4,594,648	$4,660,750

See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Community and ancillary services revenue	$1,927,071	$1,370,019	$1,233,665
Management fees	2,650	18,009	21,105
Reimbursed costs incurred on behalf of managed communities	30,897	180,048	217,853
Total operating revenues	1,960,618	1,568,076	1,472,623

Expenses:
Community and ancillary services operations (exclusive of depreciation, amortization and lease expense shown separately below)	1,322,641	919,635	847,167
General and administrative	117,063	95,625	88,767
Transaction costs	5,737	5,510	9,826
Impairments of long-lived assets	8,227	2,135	—
Depreciation and amortization	181,483	140,629	122,372
Lease expense	152,216	126,761	124,951
Costs incurred on behalf of managed communities	30,897	180,048	217,853
Total operating expenses	1,818,264	1,470,343	1,410,936
Operating income from continuing operations	142,354	97,733	61,687

Other income (expense):
Interest income	462	408	429
Interest expense	(287,389)	(176,945)	(157,262)
Change in fair value of derivative financial instruments	(6)	(948)	3,081
Net equity losses for unconsolidated joint ventures	(125)	(576)	(3,081)
Acquisition gain	—	—	42,110
Other, net	3,473	1,800	3,362
Net other expense	(283,585)	(176,261)	(111,361)

Loss from continuing operations before income taxes	(141,231)	(78,528)	(49,674)
Benefit of (provision for) income taxes	(639)	1,158	(1,019)
Loss from continuing operations	(141,870)	(77,370)	(50,693)
Loss from discontinued operations	(11,100)	(7,705)	(21,570)
Net loss	(152,970)	(85,075)	(72,263)
Net loss attributable to the noncontrolling interests	409	231	354
Net loss attributable to Emeritus Corporation common shareholders	$(152,561)	$(84,844)	$(71,909)

Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(3.04)	$(1.73)	$(1.14)
Discontinued operations	(0.24)	(0.17)	(0.49)
	$(3.28)	$(1.90)	$(1.63)

Weighted average common shares outstanding: basic and diluted	46,553	44,680	44,312
See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(152,970)	$(85,075)	$(72,263)
Other comprehensive income (loss):
Realized gain on sale of investment securities	—	—	(1,569)
Unrealized holding gains on available-for sale investment securities	—	—	97
Other comprehensive loss net of tax:	—	—	(1,472)
Comprehensive loss	(152,970)	(85,075)	(73,735)
Comprehensive loss attributable to the noncontrolling interests	409	231	354
Comprehensive loss attributable to Emeritus Corporation common shareholders	$(152,561)	$(84,844)	$(73,381)

See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(152,970)	$(85,075)	(72,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	181,483	140,629	122,372
Amortization of above/below market rents	4,930	6,299	7,532
Amortization of deferred gains	(957)	(1,046)	(1,125)
Acquisition gain	—	—	(42,110)
Loss on lease termination	456	—	—
Loss on early extinguishment of debt	806	866	1,978
Impairment of long-lived assets	19,494	8,430	17,947
Amortization of loan fees	3,026	3,219	3,283
Allowance for doubtful receivables	9,858	9,346	8,090
Net equity losses for unconsolidated joint ventures	125	576	3,081
(Gain) loss on sale of assets	(194)	527	(667)
Stock-based compensation	14,505	11,046	8,106
Change in fair value of derivative financial instruments	6	948	(3,081)
Deferred straight-line rent	4,788	6,080	8,792
Deferred revenue	2,605	(1,375)	2,601
Non-cash interest expense	32,492	7,242	5,813
Other	(2,172)	(5,889)	(59)
Changes in operating assets and liabilities:
Trade accounts receivable and other receivables	(11,198)	(13,704)	(14,406)
Prepaid expenses	(10,470)	(14,625)	(5,106)
Other assets	(28,109)	(1,281)	(3,592)
Trade accounts payable	18,915	2,149	(793)
Other accrued expenses and current liabilities	10,327	41,878	25,140
Security deposits and other long-term liabilities	443	318	2,569
Net cash provided by operating activities	98,189	116,558	74,102
Cash flows from investing activities:
Purchase of property and equipment	(68,442)	(37,212)	(33,340)
Acquisitions	(6,652)	(103,784)	(180,228)
Proceeds from the sale of assets	42,228	15,599	40,947
Lease acquisition costs and other assets, net	(11,513)	(1,120)	157
Advances from (to) affiliates and other managed communities, net	12,743	(1,108)	(2,224)
Distributions from unconsolidated joint ventures, net	51,544	90,064	2,028
Net cash provided by (used in) investing activities	19,908	(37,561)	(172,660)
Cash flows from financing activities:
Sale of stock, net	43,005	5,331	2,804
Proceeds from lease extensions	6,055	—	—
Purchase and distributions to non-controlling interest, net	(8,847)	—	(6,668)
Increase in restricted deposits	(1,647)	(180)	(2,092)
Purchase of interest rate cap contract	(70)	—	(1,590)
Debt issuance and other financing costs	(2,479)	(1,424)	(10,063)
Proceeds from long-term borrowings and financings	82,664	21,783	297,991
Repayment of long-term borrowings and financings	(192,755)	(70,500)	(234,029)
Repayment of capital lease and financing obligations	(27,146)	(17,882)	(14,249)
Net cash (used in) provided by financing activities	(101,220)	(62,872)	32,104
Net increase (decrease) in cash and cash equivalents	16,877	16,125	(66,454)
Cash and cash equivalents at the beginning of the year	59,795	43,670	110,124
Cash and cash equivalents at the end of the year	$76,672	$59,795	43,670
See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2013	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$252,539	$167,093	$147,017
Cash paid during the period for income taxes	2,176	4,183	1,211
Cash received during the period for income tax refunds	35	284	112
Cash and non-cash financing and operating activities:
Debt extended or refinanced	19,138	—	77,668
Capital lease and financing obligations	—	—	391
Unrealized gain on investment in marketable equity securities	—	—	97
Change in receivable from exercise of stock options	807	789	25
HCP Transaction:
Increase in property and equipment	31,977	1,748,524	—
Assets acquired	982	33,920	—
Financing lease obligation	(80,939)	(1,763,624)	—
Long-term debt	—	(52,268)	—
Liabilities assumed	(982)	(43,320)	—
Cash paid for Emeritus nine communities	—	(901)	—
Carrying amount of Emeritus investment	—	(12,070)	—
Cash distribution from Sunwest JV	$(48,962)	$(89,739)	—
NOC acquisition
Fair value of assets acquired	—	$144,814	—
Fair value of liabilities assumed	—	(31,932)	—
Non-controlling interest		(10,000)
Cash paid , net of cash acquired	—	$102,882	—
Blackstone JV transaction:
Fair value of assets acquired	—	—	$317,323
Fair value of liabilities assumed	—	—	(173,193)
Cash paid	—	—	(101,421)
Carrying value of Emeritus investment	—	—	(599)
Acquisition gain	—	—	$42,110
Durable medical equipment provider acquisition:
Fair value of assets acquired	—	—	$1,978
Fair value of liabilities assumed	—	—	(553)
Noncontrolling interest	—	—	(698)
Acquisition gain	—	—	$727
See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Emeritus Corporation Shareholders
	Common stock		Additional	Accumulated other			Total
	Number		paid-in	comprehensive	Accumulated	Noncontrolling	shareholders'
	of shares	Amount	capital	income	deficit	interest	equity
Balances as of December 31, 2010	44,193,818	$4	$814,209	$1,472	$(471,340)	$7,161	$351,506
Issuances of shares under Employee Stock Purchase Plan	59,314	—	834	—	—	—	834
Options exercised	301,729	—	2,066	—	—	—	2,066
Restricted stock issued	435,000	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,106	—	—	—	8,106
Contract buyout costs (Note 8)	—	—	(2,799)	—	—	(3,869)	(6,668)
Noncontrolling interest contribution	—	—	—	—	—	698	698
Stock issuance cost	—	—	(71)	—	—	—	(71)
Net loss	—	—	—	—	(71,909)	(354)	(72,263)
Realized gain on sale of investment securities	—	—	—	(1,569)	—	—	(1,569)
Unrealized gain on marketable securities	—	—	—	97	—	—	97
Balances as of December 31, 2011	44,989,861	4	822,345	—	(543,249)	3,636	282,736
Issuances of shares under Employee Stock Purchase Plan	52,730	—	808	—	—	—	808
Options exercised	407,096	1	5,312	—	—	—	5,313
Restricted stock issued	366,172	—	—	—	—	—	—
Cancelled shares	(871)	—	—	—	—	—	—
Stock-based compensation expense	—	—	11,046	—	—	—	11,046
Net loss	—	—	—	—	(84,844)	(335)	(85,179)
Balances as of December 31, 2012	45,814,988	5	839,511	—	(628,093)	3,301	214,724
Issuances of shares under Employee Stock Purchase Plan	52,392	—	917	—	—	—	917
Options exercised	658,691	—	10,001	—	—	—	10,001
Stock issued in secondary offering	1,196,040	—	31,280	—	—	—	31,280
Restricted stock issued	396,512	—	—	—	—	—	—
Distribution to minority owners	—	—	(3,905)	—	—	—	(3,905)
Stock-based compensation expense	—	—	14,505	—	—	—	14,505
Tax benefit from exercise of stock options	—	—	10	—	—	—	10
Noncontrolling interest contribution	—	—	—	—	—	180	180
Sale of noncontrolling interest	—	—	—	—	—	(107)	(107)
Net loss	—	—	—	—	(152,561)	(1,025)	(153,586)
Balances as of December 31, 2013	48,118,623	$5	$892,319	$—	$(780,654)	$2,349	$114,019

See accompanying Notes to Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies

Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us” or “our”) is a senior living service provider focused on operating residential style communities throughout the United States. Our assisted living and Alzheimer’s and dementia care (“memory care”) communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of our communities offer independent living alternatives and, to a lesser extent, skilled nursing care. We also offer a range of outpatient therapy and home health services in Florida, Arizona and Texas. As of December 31, 2013, we owned 186 communities and leased 311 communities. These 497 communities comprise the communities included in the consolidated financial statements and are referred to as our “Consolidated Portfolio.”

We also provide management services to independent and related-party owners of senior living communities. As of December 31, 2013, we managed 15 communities, three of which are owned by joint ventures in which we have a financial interest. The majority of our management agreements provide for fees of 5.0% of gross revenues. The communities that we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

Merger Agreement with Brookdale

On February 20, 2014, Emeritus and Brookdale Senior Living, Inc. (“Brookdale”) announced that the companies have entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Brookdale Merger Sub Corporation, a wholly owned subsidiary of Brookdale (“Merger Sub”) will merge with and into Emeritus, with Emeritus continuing as the surviving corporation and becoming a wholly owned subsidiary of Brookdale (the “Merger”). See Note 18 for further discussion.

Basis of Presentation

Principles of Consolidation

The consolidated financial statements include the accounts of Emeritus and its wholly owned subsidiaries. We do not consolidate our management contracts and certain joint ventures that we do not control.  We eliminate all intercompany balances and transactions in consolidation.

Segment Information

In November 2012, we acquired Nurse On Call, Inc. (“NOC”), a home healthcare provider. Also, we began leasing 129 senior living communities in the fourth quarter of 2012 and four additional communities in the first quarter of 2013 that we had previously managed for an unconsolidated joint venture (the “HCP Transaction”) (Note 4). As a result of these transactions, Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, primarily NOC; (ii) the 133 communities leased in the HCP Transaction (the “HCP Leased Communities”); and (iii) the legacy Emeritus communities. See Note 15 for segment financial data.

Revision of Prior-Period Financial Statements

In the first quarter of 2013, we determined that the portions of our accruals for professional and general liability and workers’ compensation that are not expected to be paid within one year of the balance sheet date should have been classified as long-term liabilities (Note 11). The prior-period financial statements included in this filing have been revised to reflect this correction, which decreased current liabilities and increased long-term liabilities by $55.7 million as of December 31, 2012. In addition, a portion of receivables from insurance companies related to professional and general liability was reclassified, which decreased current assets and increased other assets, net, by $10.1 million as of December 31, 2012. A portion of prepaid insurance expense related to our workers’ compensation program was reclassified, which decreased current assets and increased restricted deposits and escrows by $27.4 million as of December 31, 2012.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

In addition, certain reclassifications were made to the consolidated balance sheet as of December 31, 2012 to conform to the current-year presentation. Specifically, the current portion of accrued professional and general liability and workers’ compensation, as well as accrued health insurance, are included in accrued insurance liabilities as of December 31, 2013 and December 31, 2012. As of December 31, 2012, we reclassified $23.7 million related to workers compensation and health insurance from accrued employee compensation and benefits to accrued insurance liabilities.

In the fourth quarter of 2013, we made adjustments to certain of our deferred tax assets and liabilities and the valuation allowance. The most significant adjustments were related to presenting deferred balances related to capital leases on a gross, rather than net, basis and adjustments to fixed assets related to capital lease activity. The net impact of the adjustments was an increase in net deferred tax assets of $22.3 million and an increase in the valuation allowance of the same amount. Unlike the accrual adjustments discussed above, the 2012 financial statements have not been revised because we do not believe comparability relative to this matter is as meaningful.

Summary of Significant Accounting Policies

Cash Equivalents

Cash equivalents consist primarily of money market investments, triple‑A rated government agency notes, and certificates of deposit with a maturity date at purchase of 90 days or less.

Short‑Term and Long‑Term Investments

We classify short‑term investment securities with a readily determinable fair value as trading securities and record them at fair value. They represent the assets of our nonqualified deferred compensation plan.

Trade Accounts Receivable

The balance of trade accounts receivable, net of an allowance for doubtful accounts, represents our estimate of the amount that ultimately will be realized in cash. The allowance for doubtful accounts was $9.4 million and $7.2 million as of December 31, 2013 and 2012, respectively. We review the adequacy of our allowance for doubtful accounts on an ongoing basis using historical payment trends, write‑off experience, analysis of receivable portfolios by payor source, and aging of receivables, as well as a review of specific accounts. We record adjustments to the allowance as necessary based upon the results of our review.

The balance includes home healthcare receivables attributable to our acquisition of NOC in the fourth quarter of 2012; such receivables consist primarily of services reimbursable under Medicare and are outstanding longer than our historically primarily private-pay senior living services receivables. In addition, the allowance for doubtful accounts includes Medicare contractual allowances for final amounts to be received for episodic services provided.

Activity in the allowance for doubtful accounts is as follows (in thousands):

Balance at December 31, 2010	$1,497
Provision for doubtful receivables	8,090
Write-offs and adjustments	(7,293)
Balance at December 31, 2011	2,294
NOC acquisition	3,709
Provision for doubtful receivables	9,346
Write-offs and adjustments	(8,170)
Balance at December 31, 2012	7,179
Provision for doubtful receivables	9,858
Write-offs and adjustments	(7,657)
Balance at December 31, 2013	$9,380

Property and Equipment

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Property and equipment are carried at cost less accumulated depreciation. We compute depreciation and amortization using the straight‑line method over the estimated useful lives of the assets as follows: buildings and improvements, five to 50 years; furniture, equipment, and vehicles, three to seven years; and capital lease assets and leasehold improvements, over the shorter of the useful life or the lease term. We expense maintenance and repairs as incurred and capitalize expenditures for refurbishments and improvements that extend the useful life of an asset.

We record construction in progress at cost, which includes the cost of construction and other direct costs attributable to the construction. We do not record depreciation on construction in progress until such time as the relevant assets are completed and put into use. Construction in progress at December 31, 2013 and 2012 represents refurbishment projects at existing communities.

We capitalize certain internal software development costs. Such costs consist primarily of custom‑developed software and the direct labor costs of internally‑developed software. The authoritative accounting literature describes three stages of software development projects: the preliminary project stage (all costs expensed as incurred), the application development stage (certain costs capitalized, certain costs expensed as incurred), and the post‑implementation/operation stage (all costs expensed as incurred). The costs capitalized in the application development stage include the costs of design, coding, and installation of hardware and software. We capitalize costs incurred during the application development stage of the project as required.

Restricted Deposits and Escrows

Restricted deposits consist of funds required by various landlords and lenders to be placed on deposit as security for our performance under the lease or debt agreements and will generally be held until the lease termination or debt maturity date, or in some instances, may be released to the Company when the related communities meet certain debt coverage and/or cash flow coverage ratios. As of December 31, 2013, restricted deposits also include a $20.9 million cash deposit to collateralize a bond related to a litigation matter (Note 11).

Investments in Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures that we account for under the equity method or cost method of accounting (Note 2). In determining the accounting treatment for these investments, we consider various factors such as the amount of our ownership interest, our voting rights and ability to influence decisions, our participating rights, and whether it is a variable interest entity and, if so, whether Emeritus is the primary beneficiary. We reevaluate each joint venture’s status quarterly or whenever there is a change in circumstances such as an increase in the entity’s activities, assets, or equity investments, among other things.

Other Intangible Assets

In connection with certain acquisitions, the Company acquires various definite and indefinite‑lived intangible assets (Note 5). We amortize these assets over their estimated useful lives or the term of the related contract or lease agreement.

Asset Impairments

Goodwill. We test goodwill for impairment annually and more frequently if facts and circumstances indicate goodwill carrying values may exceed the estimated implied fair value of the Company’s goodwill. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), we have the option of performing a “qualitative” assessment to determine whether a further impairment test is necessary. As a result, we first assess a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and services, regulatory and political developments, and entity-specific factors such as strategies and financial performance, when evaluating potential impairment for goodwill. If, after completing such assessment, it is determined that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, we proceed to a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

As of October 31, 2013 (the date we elected as our annual goodwill impairment test effective date), Emeritus was comprised of three reporting units, which are: (i) ancillary services, primarily NOC; (ii) the 133 HCP Leased Communities; and (iii) the legacy Emeritus communities. We performed our qualitative assessment as of October 31, 2013 and determined that it was not “more likely than not” that the fair value of each of our reporting units was less than their respective applicable carrying values. Accordingly, it was not necessary to perform the two-step impairment test and no goodwill impairment was recognized in 2013.

As a part of our ongoing operations, we may sell certain communities due to their under-performance or other reasons. Under generally accepted accounting principles in the United States ("GAAP"), when a portion of a reporting unit that constitutes a business is to be disposed of, goodwill associated with the business is included in the carrying amount of the business in determining any gain or loss on disposal.

Long-Lived Assets. Long‑lived assets include property and equipment, investments in unconsolidated joint ventures, and amortizable intangible assets. We review our long‑lived assets for impairment whenever a change in condition occurs that indicates that the carrying amounts of assets may not be recoverable. Such changes include changes in our business strategies and plans, changes in the quality or structure of our relationships with our partners, and deteriorating operating performance of individual communities or investees. Long-lived assets, other than goodwill, are reviewed at the community level. We use a variety of factors to assess the realizable value of long‑lived assets depending on their nature and use. Such assessments are primarily based upon the sum of expected future net cash flows over the expected period the asset will be utilized or held, as well as market values and conditions. Any changes in these factors or assumptions could impact the assessed value of an asset and result in an impairment charge equal to the amount by which its carrying value exceeds its estimated fair value.

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

For professional liability claims, as of December 31, 2013, we are self-insured for 267 of our 497 consolidated owned and leased communities as well as six of our managed communities, and we record losses based on actuarial estimates of the total aggregate liability for claims incurred and expected to occur. We cover losses through a self‑insurance pool agreement. We deposit funds with an administrator based in part on a fixed schedule and in part as losses are actually paid. We record the funds held by the administrator as a prepaid asset, which was $1.4 million and $1.3 million as of December 31, 2013 and 2012, respectively. In the fourth quarter of 2013, the Company purchased a professional liability commercial insurance policy pertaining to self-insured communities with a retention of $5.0 million per claim and a policy limit of $15.0 million, which covers claims incurred subsequent to the initiation of this policy.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.

For health insurance, we self‑insure each participant up to $350,000 per year, above which a catastrophic insurance policy covers any additional costs. We accrue health insurance liabilities based upon our historical experience of claims incurred.

We maintain workers’ compensation insurance coverage through a high deductible, collateralized insurance policy. We record the cash collateral paid under the plan as a prepaid asset and reduce the prepaid balance as claims are paid from the account by the third‑party administrator. As of December 31, 2013 and 2012, the prepaid asset was $49.3 million and $40.2 million, respectively, of which $35.0 million and $27.4 million, respectively, is included in restricted deposits and escrows in the consolidated balance sheets. Premiums and the collateral requirement are adjusted annually based on an audit by the insurer. Claims and expenses incurred under the collateralized policy are shared among the participants through a self‑insurance pooling agreement, which includes the managed communities, unless such communities are located in Ohio, North Dakota, Texas, Washington, or Wyoming.

For work‑related injuries in Texas, we provide benefits through a qualified state‑sponsored plan. We pay claim expenses as incurred and we accrue estimated losses each month based on actual payroll results. An insurance policy is in place to cover

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

liability losses in excess of a deductible amount. In Ohio, North Dakota, Washington and Wyoming, we participate in the specific state plan and pay premiums based on a rate determined by the state.

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

Leases

We determine whether to account for our leases as operating leases, capital leases, or financing obligations based on the underlying terms. Our classification criteria are based on estimates regarding the fair value of the leased communities, minimum lease payments, effective cost of funds, the economic life of the community, and certain other terms in the lease agreements. For capital leases, we record an asset at the inception of the lease based on the present value of the rental payments over the lease term, which amount may not exceed the fair value of the underlying leased property, and we record a corresponding long‑term liability. We allocate lease payments between principal and interest on the lease obligation and depreciate the capital lease asset over the term of the lease. We account for properties that are sold and leased back and for which the Company has continuing involvement as financing arrangements, whereby the property remains on the consolidated balance sheets and we record a financing obligation that is generally equal to the purchase price of the properties sold. The impact on the consolidated statements of operations is similar to a capital lease. We do not include properties under operating leases on the consolidated balance sheets, and we record the rents as lease expense.

We account for leases with rent holiday provisions or that contain fixed payment escalators on a straight‑line basis as if the lease payments were fixed evenly over the life of each lease. We capitalize out‑of‑pocket costs incurred to enter into lease contracts as lease acquisition costs and amortize them over the lives of the respective leases as lease expense.

Certain leases contain payment escalators based on the greater of a fixed rate or the increase in the Consumer Price Index (“CPI”) or other variable rate indices. If we have a high level of certainty that the fixed rate increase under the lease will be met, we account for lease payments on a straight‑line basis using the fixed rate. The deferred straight‑line rent liability on the consolidated balance sheets primarily represents the effects of straight‑lining lease payments.

Deferred Gain on Sale of Communities

Deferred gain on sale of communities represents gains on certain sale‑leaseback transactions. We amortize these deferred gains using the straight‑line method over the terms of the associated leases when the Company has no continuing financial involvement in communities that it has sold and leased back. In cases of sale‑leaseback transactions in which the Company has continuing involvement, other than normal leasing activities, we do not record the sale until such involvement terminates. See Note 4 for further discussion of the deferred gain resulting from the HCP Transaction.

Derivative Instruments

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

In the normal course of business, the Company’s financial results are exposed to the effect of interest rate changes so we may limit these risks by following risk management policies and procedures, including the use of derivatives. To address exposure to interest rates, we have used interest rate swap and interest rate cap agreements to fix the rate on variable-rate debt and to manage the cost of borrowing obligations.

Hedges that we report at fair value and present on the consolidated balance sheets may be characterized as either cash flow hedges or fair value hedges. We account for our derivative instruments as cash flow hedges because they address the risk associated with future cash flows of debt transactions. We did not designate them as hedging instruments for accounting purposes; therefore, we recognize the unrealized gain or loss resulting from the change in the estimated fair values in other income (expense) in the consolidated statements of operations.

Contingent Liabilities

We record contingent liability obligations if they are probable and estimable based on our best estimate of the ultimate outcome. If a legal judgment is rendered against the Company or a settlement offer is tendered, we accrue the estimated amount that we believe we will pay for the judgment or the settlement offer.

Revenue Recognition

Community revenue consists of residents’ rental and services fees and revenue from home healthcare services. We rent resident units on a month‑to‑month basis and recognize rent in the month residents occupy their units. To the extent residents prepay their monthly rent, we record unearned rental income. We recognize service fees paid by residents for assisted living and other related services in the period we render those services.

We also charge nonrefundable move‑in fees at the time residents first occupy their unit. We defer the revenue for these fees and record them as deferred revenue on the consolidated balance sheets. We recognize the revenue over the average period of resident occupancy, estimated at an average of 20 months for 2013, 22 months for 2012, and 20 months for 2011. We receive management fees from community management contracts, and we recognize the revenue in the month in which we perform the services in accordance with the terms of the management contract. Fee arrangements under our management agreements vary, but the majority of our management agreements provide for fees of 5.0% of gross revenues.

Costs incurred on behalf of managed communities are comprised entirely of community operating expenses and include items such as employee compensation and benefits, insurance, and costs incurred under national vendor contracts.

Approximately 19.6%, 13.9%, and 12.8% of our community and ancillary services revenues in 2013, 2012, and 2011, respectively, were derived from governmental reimbursement programs such as Medicare and Medicaid. We record billings for services under third‑party payor programs net of contractual adjustments as determined by the specific program. We accrue any retroactive adjustments when assessed, regardless of when the assessment is paid or withheld, even if we have not agreed to or are appealing the assessment. We record subsequent positive or negative adjustments to these accrued amounts in net revenues when they become known.

Stock‑Based Compensation

We grant options to purchase the Company’s common stock at a price equal to the closing market price of the stock on the date of grant. We estimate the fair value of each stock option granted using the Black‑Scholes option pricing model. This model requires us to make assumptions to determine expected risk‑free interest rates, stock price volatility, dividend yield, and weighted‑average option life. We recognize stock‑based compensation expense over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional services (the vesting period). The Company’s stock incentive plans provide that awards generally vest over a four‑year period. Any unexercised options expire in seven to ten years. We estimate the fair value of each grant as a single award and amortize that value on a straight‑line basis into compensation expense over the grant’s vesting period.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Discontinued Operations

In considering whether a group of assets disposed of, or to be disposed of, should be presented as a discontinued operation, we determine whether the disposed assets comprise a component of the Company. That is, we assess if the disposed assets have historic operations and cash flows that can be clearly distinguished, both operationally and for financial reporting purposes. We also determine whether the cash flows associated with the disposed assets have been, or will be, significantly eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether we will have any significant continuing involvement in the operations of the disposed assets after the disposal transaction. If our determinations are affirmative, we aggregate the results of operations of the disposed assets, if material, as well as any gain or loss on the disposal transaction, for presentation separately from the continuing operating results of the Company in the consolidated financial statements. We did not reclassify the revenues and expenses of communities sold in 2013, 2012, and 2011 to loss from discontinued operations because we do not consider the corresponding results of operations to be material to the consolidated statements of operations.

Loss Per Share

We compute basic net loss per share based on weighted average shares outstanding and exclude any potential dilution. We compute diluted net loss per share based on the weighted average number of shares outstanding plus dilutive potential common shares. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Dilutive potential shares are excluded from the computation of earnings per share if their effect is antidilutive.

As of December 31, 2013, 2012, and 2011, we had outstanding stock options totaling 3,989,814, 4,401,418, and 4,470,939, respectively, which were excluded from the computation of loss per share because they were antidilutive. Performance-based restricted shares, totaling 1,088,934 shares as of December 31, 2013, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.

As of December 31, 2012, the redeemable noncontrolling interest represents equity held by the minority members of NOC ("Minority Members"). We estimated the redemption value of the redeemable noncontrolling interest based on the formula specified in the NOC put/call agreement. Because the redemption value may not have fully represented fair value, and the terms of the redemption feature were not included in our attribution of net income or loss to the noncontrolling interest, we were required under GAAP to apply the two-class method for calculating net loss per share. Under the two-class method, net loss attributable to Emeritus common shareholders was adjusted for the change in the excess of the noncontrolling interest’s estimated redemption value over its measurement amount per ASC Section 480-10-S99 (i.e., acquisition fair value adjusted for dividends and attribution of net income or loss). This calculation had no material impact on our consolidated net loss per share attributable to Emeritus common shareholders. We purchased the Minority Members' remaining interests in December 2013 (Note 4).

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits ("UTB"s) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. ASU No. 2013-11 is effective for Emeritus beginning in the first quarter of 2014, and we do not expect that it will have a material impact on our financial statements.

In July 2012, the FASB issued ASU No. 2012-2, Testing Indefinite-Lived Intangible Assets for Impairment. In accordance with the amendments in this update, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. We adopted ASU 2012-2 effective January 1, 2013 and it did not have a material impact on our financial statements.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

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

Note 2. Investments in Unconsolidated Joint Ventures

Investments in unconsolidated joint ventures consist of the following (in thousands):

	December 31,
	2013	2012
Investment in China limited partnership	$1,800	$742
Investment in Emeritus/Wegman joint ventures	920	1,771
Total investments in unconsolidated joint ventures	$2,720	$2,513

China Limited Partnership

In 2011, we began working with an entity controlled by Daniel R. Baty, a founder of the Company and Chairman of our board of directors, on potential senior housing projects in China in anticipation of a partnership or joint venture (various entities affiliated with Mr. Baty are referred to collectively in this report as Columbia Pacific). In 2012, we entered into a consulting agreement with Columbia Pacific under the terms of which we are providing systems, programmatic and operational support in connection with senior housing investment activities in China.

In October 2013, we invested $1.8 million in the Columbia Pacific China Healthcare Fund, L.P. (the "China Fund"). Columbia Pacific is the general partner and manager. As of December 31, 2013, our ownership interest in the China Fund was approximately 5.33% and when the China Fund is fully subscribed and funded, our ownership interest will be less than 2.0%. For this reason and because we have very little influence over the operating and financial policies of the China Fund, we are accounting for our investment using the cost method.

For a portion of our capital contribution to the China Fund, we were given credit for items such as operational and development know-how, processes, systems and related documentation. As a result, we realized a noncash gain on our investment of $1.0 million, which is included in other, net expense in the consolidated statement of operations for 2013.

Emeritus/Wegman Joint Ventures

Since 2005, we have entered into a number of 50% joint ventures with Wegman family entities (“Wegman”) to develop, construct and operate assisted living and memory care communities (the Wegman JVs).  In 2012, we opened a 36-unit memory care community in Vestal, New York.  In 2011, we opened an 81-unit assisted living and memory care community in Deerfield, Ohio, and in 2007 we opened an 81-unit assisted living and memory care community in Stow, Ohio.  An additional 36-unit memory care community in Troy, New York, is in the development stage.

Under these joint venture agreements, Wegman is responsible for the development and construction of the communities, and Emeritus is the administrative member responsible for day-to-day operations for which we receive a management fee equal to the greater of $5,000 per month or 5.0% of gross operating revenues.  All major decisions regarding the Wegman JVs require the consent of Wegman.  We have made capital contributions to the Wegman JVs since their inception totaling $4.0 million and have received cash distributions totaling $2.8 million in 2013, $577,000 in 2012 and $1.6 million in 2011.  We earned management fees, combined, of $486,000 in 2013, $341,000 in 2012 and $202,000 in 2011.

Sunwest Joint Venture

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Prior to December 31, 2013, the Company held a 6.0% ownership interest in a joint venture with BRE/SW Member LLC, an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”), Columbia Pacific, and certain tenant-in-common investors (the “TICs”) (the “Sunwest JV”).  The Sunwest JV was formed in 2010 to acquire a portfolio of communities (the “Properties”) formerly operated by an Oregon limited liability company that was in bankruptcy.

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

We entered into management agreements with the Sunwest JV to manage the Properties for a fee equal to 5.0% of gross collected revenues, and we recorded management fee revenues of $168,000 in 2013, $16.1 million in 2012 and $18.0 million in 2011.

In the fourth quarter of 2012 and first quarter of 2013, in connection with the HCP Transaction (defined in Note 4), we entered into long-term lease agreements for 133 of the Properties (the “HCP Leased Communities”) in a sale-leaseback arrangement with HCP, Inc. (“HCP”) and purchased nine of the Properties (the “Emeritus Nine Communities”) outright. As a result, our investment in the Sunwest JV was reduced to zero. Final cash distributions were made to the members in 2013, of which Emeritus received approximately $49.0 million, and the Sunwest JV was dissolved.

2006 Blackstone Joint Venture

Until June 1, 2011, the Company held a 19.0% interest in a joint venture with an affiliate of Blackstone (the “Blackstone JV”) that acquired a total of 24 properties during 2006 and 2007.  As described in detail in Note 4, on June 1, 2011, we purchased Blackstone’s equity interest in the Blackstone JV.

Combined balance sheets for our unconsolidated equity method joint ventures are as follows (in thousands):

	December 31,
	(unaudited)
	2013	2012
Current assets	$800	$170,258
Property and equipment	26,080	57,112
Other assets	311	478
Total assets	$27,191	$227,848

Current liabilities	$8,737	$53,205
Long-term debt	22,669	23,561
Other liabilities	19	661
Members’ capital	(4,234)	150,421
Total liabilities and members’ capital	$27,191	$227,848

The Company's share of members’ capital	$2,720	$2,513

Combined statements of operations for our unconsolidated equity method ventures are as follows (in thousands):

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

	Year Ended December 31,
	(unaudited)
	2013	2012	2011
Total revenues	$12,963	$337,638	$409,276
Community operating expenses	10,165	249,839	312,010
Impairments on long-lived assets	—	—	19,013
Operating income from continuing operations	188	43,005	5,590
Net income (loss) (1)	21,730	618,396	(57,228)

The Company's share of net income (loss) (1)	$(125)	$(576)	$(3,081)

(1)
In 2012, the Sunwest JV recognized a gain on the sale of communities in connection with the HCP Transaction.  As discussed in Note 4, Emeritus did not recognize its share of this gain, but rather deferred it as part of a financing lease obligation.

Note 3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Construction in progress	$18,715	$10,612
Land and improvements	215,809	224,259
Buildings and improvements	4,067,170	4,078,071
Furniture and equipment	178,249	153,166
Vehicles	16,331	13,990
Leasehold improvements	80,641	65,496
Total property and equipment	4,576,915	4,545,594
Less: accumulated depreciation and amortization	701,743	533,710
Net property and equipment	$3,875,172	$4,011,884

Property and equipment under capital leases and financing obligations included in the above schedule consist of the following at December 31 (in thousands):

					Net of
	Cost		Accumulated Depreciation		Accumulated Depreciation
	2013	2012	2013	2012	2013	2012
Land and improvements	$3,812	$3,812	$—	$—	$3,812	$3,812
Buildings and improvements	2,395,025	2,363,048	(280,189)	(184,025)	2,114,836	2,179,023
Furniture and equipment	2,501	2,843	(1,976)	(2,522)	525	321
Vehicles	742	911	(732)	(819)	10	92
	$2,402,080	$2,370,614	$(282,897)	$(187,366)	$2,119,183	$2,183,248

Depreciation and amortization for capital leases and financing obligations was approximately $96.6 million, $52.7 million, and $44.3 million for 2013, 2012, and 2011, respectively.

Note 4. Acquisitions and Other Significant Transactions

We make acquisitions of certain businesses and complete other transactions from time to time that we believe align with our strategic intent to, among other factors, enhance the overall care of our residents as well as maximize our revenues, operating income, and cash flows.

In September 2013, we acquired 38 communities pursuant to an operating lease with Health Care REIT, Inc. ("HCN") (the "Master Lease"). These communities were previously operated by Merrill Gardens (the "Merrill Gardens Communities"). Rent

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

in the first year of the Master Lease is $54.0 million and will increase each year based on the greater of (i) the percentage change in the CPI or (ii) (a) 4.0% in the second year of the lease and (b) 3.25% thereafter. Additional rent may be due beginning in the third year of the lease if gross revenues, as defined therein, exceed certain thresholds. The initial term of the Master Lease is fifteen years, and we have the option to extend the lease for one additional fifteen-year term. HCN and Emeritus have committed to fund up to $10.0 million for capital improvements during the first two years of the Master Lease, and our rent will increase by 6.5% of any such capital improvements funded by HCN. The Company also entered into an operations transfer agreement with Merrill Gardens, pursuant to which we paid to Merrill Gardens a $10.0 million management contract termination fee upon commencement of the Master Lease.

In July 2013, we entered into a fifteen-year lease for a 76-unit assisted living community in Ohio. Base rent is initially $1.1 million per year, increasing by 3.0% annually. We have options for three additional five-year terms. We are accounting for this transaction as an operating lease.

In June 2013, we sold one community to HCP and leased it back from HCP. The sale price was $18.0 million and we used $13.0 million of the proceeds to pay down mortgage debt. The lease with HCP is for an initial term of 15 years, with options for two additional ten-year terms. Because of continuing involvement in the property in the form of a purchase option, we are accounting for the lease as a financing lease, and therefore recorded the $18.0 million of sales proceeds as a financing lease obligation.

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

In April 2013, we purchased a 20-unit assisted living community that we previously leased from Ventas, Inc. (“Ventas”) (Note 6). The purchase price was $3.9 million, and we accounted for the transaction as an asset purchase.

In March 2013, we entered into a 15-year lease for a 118-unit assisted living community in California. Base rent is initially $1.8 million per year, increasing by 3.0% annually. We have the option to extend the lease term for an additional ten years. We are accounting for this transaction as an operating lease.

2012 HCP Transaction

Until late 2012, the Company held a 6.0% ownership interest in the Sunwest JV (Note 2). In October 2012, the Sunwest JV entered into a purchase and sale agreement with Emeritus and HCP, whereby the Sunwest JV agreed to sell to HCP 142 of its Properties, 133 of which were then leased to Emeritus and nine were sold to Emeritus for $62.0 million (the "HCP Transaction"), with $52.0 million financed with a loan from HCP (the “HCP Loan”). The HCP Leased Communities are operated by Emeritus under lease agreements with HCP (collectively, the “HCP Lease”) and became, at the date of closing, part of the Company’s Consolidated Portfolio. The Emeritus Nine Communities continue to be operated by Emeritus, except for one that is managed by an unrelated third party. During 2013, we sold four of the Emeritus Nine Communities and used the combined net proceeds of $18.2 million to pay down the HCP Loan.

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

Final distributions were made by the Sunwest JV to its members in 2013 and Emeritus received, in total, cash of approximately $139.0 million ($89.7 million of which was received in 2012), comprised of approximately $45.0 million for the Company’s ownership interest in the Sunwest JV and a promote incentive payment of approximately $94.0 million based on the final rate of investment return to the Sunwest JV’s investors.

We are accounting for the HCP Lease as a financing obligation and our acquisition of the Emeritus Nine Communities as an asset purchase. Due to our ownership interest in the Sunwest JV, we are accounting for the acquisition of the HCP Leased Communities as a sale and leaseback. Because we currently expect to exercise all renewal options, we will have substantial

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

continuing involvement in the HCP Leased Communities. As a result, in accordance with GAAP, we deferred the gain associated with our equity interest in the Sunwest JV and include it in the lease financing obligation. Lease payments are recorded to interest expense and the lease financing obligation using the effective interest method. As of December 31, 2013, the deferred gain was $126.6 million, which represents our share of the cash proceeds from the sale through December 31, 2013, including the promote incentive, net of our investment in the Sunwest JV.

2013 Dispositions

In the fourth quarter of 2013, we sold two communities with a total of 203 units and used the aggregate net sales proceeds of $8.0 million to pay off the related mortgage debt. We did not renew the lease on one community with 46 units. In the third quarter of 2013, we sold two communities representing a total of 185 units. Aggregate net sales proceeds of $8.9 million were used to pay down outstanding debt. In the second quarter of 2013, we sold two communities and terminated the lease on one community, representing a total of 194 units. Aggregate sales proceeds of $7.3 million were used to pay down outstanding debt. Impairment charges related to properties sold in 2013 and properties held for sale as of December 31, 2013 totaled $11.3 million for the year ended December 31, 2013, which are included in loss from discontinued operations.

2012 Nurse On Call Acquisition and 2013 Buy-Out Agreement

In November 2012, we purchased Nurse On Call, Inc., the largest Medicare-licensed provider of home healthcare services in Florida. We paid cash of $102.9 million (net of cash acquired) for 91.0% of the equity of NOC’s parent company, and the remaining equity was initially owned by the Minority Members, comprised of certain members of NOC’s management team. We acquired NOC in order to increase our service offerings to seniors, with the goal of expanding this platform beyond Florida.
During the first quarter of 2013, the Minority Members received a $3.9 million distribution from the proceeds of a $50.0 million credit facility that NOC entered into in February 2013 (Note 5). We recorded this distribution as a reduction to additional paid-in capital.

In connection with the NOC acquisition, we entered into a put/call agreement, whereby the Minority Members had the right to require us to purchase certain of their equity interests beginning on January 1, 2016 (or earlier upon the occurrence of certain events). Likewise, we had the right to require any of the Minority Members to sell certain of their equity interests to us beginning on January 1, 2016 (or earlier, if any of the Minority Members cease to be an employee). The purchase price was based on a formula specified in the put/call agreement.

In December 2013, we entered into a buy-out agreement with the Minority Members, which resulted in the termination of the put/call agreement and our purchase of all of the Minority Members' equity interests. The purchase price was approximately $10.1 million. We paid cash of $5.1 million at signing and will make a second payment of approximately $5.0 million in 2014. The second payment is subject to a true-up adjustment, which is based on the change in the valuation of NOC as determined by a specified formula in the buy-out agreement.

As of December 31, 2012, because the minority members still had a put right on that date, the equity held by the Minority Members was classified on the consolidated balance sheet as redeemable noncontrolling interest, which was outside of our permanent equity. The balance of redeemable noncontrolling interest as of December 31, 2012 was $10.1 million, which represented the estimated redemption value as of that date.

2011 Blackstone JV Acquisition

On June 1, 2011, Emeritus and an affiliate of Blackstone completed the transactions whereby we acquired Blackstone’s equity interest in the Blackstone JV (Note 2), which owned 24 assisted living communities (the “Blackstone JV Communities”) comprised of approximately 1,897 units. Blackstone owned an 81.0% interest and we owned a 19.0% interest in such joint venture. We previously accounted for our 19.0% interest in the Blackstone JV as an equity method investment.

We previously operated the Blackstone JV Communities on behalf of the Blackstone JV under management agreements between us and each of the Blackstone JV Communities (the “Blackstone JV Management Agreements”). As a result of the completion of the acquisition of the Blackstone JV Communities, each of the Blackstone JV Management Agreements was terminated. The Blackstone JV Management Agreements provided for management fees equal to 5.0% of gross collected revenues. We earned management fees of approximately $1.5 million in the year ended December 31, 2011 related to these agreements. The Blackstone JV Communities incurred no management fee expense from us subsequent to June 1, 2011, and

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

our management fee revenue and the Blackstone JV management fee expense have been eliminated in the pro forma operating results below.

Pro Forma NOC and Blackstone JV

The following table sets forth the effect on our results of operations had the acquisition of NOC and the Blackstone JV Communities occurred as of January 1, 2011, excluding a related $42.1 million gain on acquisition (in thousands, except per share):

	Pro Forma Combined
	(unaudited)
	Year Ended December 31,
	2013	2012	2011

Total operating revenues	$1,960,618	$1,695,291	$1,653,005
Operating income from continuing operations	142,354	111,932	82,103
Loss from continuing operations before income taxes	(141,231)	(65,140)	(73,435)
Net loss attributable to Emeritus Corporation common shareholders	(152,561)	(71,456)	(95,669)

Basic and diluted loss per common share attributable to Emeritus Corporation common shareholders:
Continuing operations	$(3.04)	$(1.43)	$(1.67)
Discontinued operations	(0.24)	(0.17)	(0.49)
	$(3.28)	$(1.60)	$(2.16)

Basic and diluted weighted average common shares outstanding	46,553	44,680	44,312

Other business combinations in 2013, 2012 and 2011 were not material to our consolidated financial statements. Therefore, we have not disclosed pro forma financial information related to these acquisitions.

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
Note 5. Goodwill and Other Intangible Assets and Liabilities

Goodwill

We recorded goodwill and various other intangible assets in connection with acquisitions accounted for as business combinations (Note 4).  Additionally, we recorded reductions of goodwill as a result of sales of communities.  The change in the carrying value of goodwill during 2013 and 2012 is set forth below (in thousands):

Balance at December 31, 2011	$118,725
Goodwill acquired during the year	68,562
Goodwill allocated to sales of communities	(531)
Balance at December 31, 2012	186,756
Goodwill acquired during the year	3,357
Goodwill allocated to sales of communities	(487)
Balance at December 31, 2013	$189,626

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Other Intangible Assets and Liabilities

Our intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2013 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trade name	$26,300	$—	$26,300
Below market community rents	69,326	(38,912)	30,414
Lease purchase options	44,162	—	44,162
Operating and Medicare licenses	16,234	(606)	15,628
Referral and distribution relationships	7,700	(866)	6,834
Non-solicitation agreements	500	(281)	219
Other intangible assets	$164,222	$(40,665)	$123,557

Above market community rents (included in other long-term liabilities)	$(13,549)	$7,762	$(5,787)

In connection with our acquisition of NOC, we recorded intangible assets for Medicare licenses, trade name, distribution relationships, and non-solicitation agreements.  We believe that the Medicare licenses and the NOC trade name have indefinite lives, and therefore we are not amortizing these assets but will test them for impairment as required by GAAP.  We are amortizing the distribution relationship and non-solicitation agreement intangibles over their estimated useful lives of ten years and two years, respectively.

Our intangible assets and liabilities other than goodwill consisted of the following as of December 31, 2012 (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
In-place resident contracts	$14,185	$(13,418)	$767
Trade name	26,300	—	26,300
Below market community rents	70,525	(33,297)	37,228
Lease purchase options	44,269	—	44,269
Operating and Medicare licenses	16,361	(519)	15,842
Referral and distribution relationships	7,410	(314)	7,096
Non-solicitation agreements	500	(31)	469
Other intangible assets	$179,550	$(47,579)	$131,971

Above market community rents (included in other long-term liabilities)	$(13,961)	$6,705	$(7,256)

We recorded in-place resident contract intangibles in connection with the purchase of communities totaling $15.8 million in 2011, which were fully amortized in 2013.

We acquired above and below market rent, lease purchase option, trademark and operating license intangibles in our acquisition of Summerville Senior Living, Inc. (“Summerville) in September 2007.  The weighted average amortization periods assigned at the merger date were as follows: below market rents, 11 years; above market rents, 11.6 years; trademarks, 12 years and operating licenses, 12 years.  The lease purchase options are not currently amortized, but will be added to the cost basis of the related communities when the option is exercised, and will then be depreciated over the estimated useful life of the community.

Aggregate amortization expense for intangibles, excluding above and below market rents, was $1.6 million for 2013, $9.9 million for 2012, and $6.9 million for 2011.  Above and below market rent amortization, a component of lease expense in the consolidated statements of operations, was $4.9 million for 2013, $6.3 million for 2012, and $7.5 million for 2011.

Estimated amortization of intangibles is as follows (in thousands):

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

2014	$5,633
2015	3,959
2016	4,013
2017	4,476
2018	4,417
Thereafter	9,710
Total	$32,208

Note 6. Long-Term Debt

Long-term debt consists of the following (dollars in thousands).

	2013	2012

Agency mortgages payable due 2014 through 2022, weighted average interest rate of 6.08% in 2013 and 6.13% in 2012	$1,120,670	$1,107,224
Other mortgages due 2014 through 2047, weighted average interest rate of 5.11% in 2013 and 5.4% in 2012	309,480	389,539
Notes payable due 2017, weighted average interest rate of 6.19% in 2013 and 8.93% in 2012	67,676	110,691
Automobile and equipment loans	405	863
Total long-term debt	1,498,231	1,608,317
Less current portion	152,989	49,381
Long-term debt, less current portion	$1,345,242	$1,558,936

 Mortgage loans are secured by community real estate. Of the outstanding debt at December 31, 2013, we had $1.2 billion of fixed-rate debt with a weighted average interest rate of 6.13% and $316.1 million of variable rate debt with a weighted average interest rate of 4.99%.

Agency mortgages represent loans originated by lending institutions and sold to Freddie Mac or Fannie Mae.  These loans have primarily fixed rates of interest.  Monthly payments of principal and interest are generally based on a 25- or 30-year amortization period with unpaid principal due at maturity, which is generally 10 years from the issuance date.

Other mortgages represent loans through traditional financial lending institutions.  The interest rates are primarily variable, based on the London Interbank Offered Rate (“LIBOR”) plus a spread. Of these other mortgages, we have variable rate debt of $235.3 million that has LIBOR floors. At December 31, 2013, this debt carried a weighted average floor of 1.08% and a weighted average spread of 4.02%, for a total weighted average rate of 5.10%. The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 1.08% weighted average floor.

Notes payable represent the NOC credit facility (described below) as well as mezzanine debt financing provided by real estate investment trusts (“REITs”) to facilitate real estate acquisitions.  The REIT notes are unsecured or are secured by mortgages on leasehold interests in community lease agreements between the specific REIT and Emeritus.  Interest on these notes increases annually based on fixed schedules.

Long-Term Debt Activity in 2013

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

The loan has a four-year term, maturing in February 2017, and the interest accrues, at the election of NOC, at a base rate or LIBOR, plus an applicable spread based on the NOC Entities’ total leverage ratio. As of December 31, 2013, the interest rate is

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

equal to LIBOR plus 4.75%. Principal of the term loan is payable quarterly in equal installments of $1.9 million. The NOC Entities paid loan fees and related expenses of $814,000 in connection with establishing the credit facility.

The credit facility is secured by substantially all of the personal property of the NOC Entities and by NOC’s stock, and is cross-collateralized and cross-defaulted with existing KeyBank loans to Emeritus. In addition, Emeritus, affiliates of Emeritus and NOC’s parent company guaranty the payment and performance of the NOC Entities under the credit facility. The credit agreement underlying the credit facility contains usual and customary events of default and affirmative and negative covenants that, among other things, place limitations on the NOC Entities’ ability to create or allow liens to exist, issue equity, pay dividends, transact with affiliates and make asset dispositions and investments. The credit agreement also contains financial covenants of the NOC Entities measured on a consolidated basis that include a debt service coverage ratio, total leverage ratio and minimum required levels of liquidity and net worth. Emeritus, as guarantor, must maintain specified fixed charge coverage ratios on a consolidated basis and a minimum of $20.0 million of liquidity as of the last day of each fiscal quarter. The balance of this loan is $46.3 million at December 31, 2013.

Debt Refinancing

In December 2013, we refinanced the mortgage loans on two communities, with a combined outstanding principal balance of $11.4 million, with new loans totaling $14.3 million. The new loans bear interest at LIBOR plus 3.36%. Payments are interest only through January 2015, and are principal and interest thereafter based on a 30-year amortization with the balance due at maturity in January 2021. As required by the lender, we purchased interest rate caps on each loan, which effectively cap the LIBOR at 2.74% (Note 14).

In July 2013, we refinanced the mortgage debt on three communities with a combined outstanding principal balance of $17.5 million. The new mortgages total $17.9 million, were purchased by Freddie Mac, and bear interest at a fixed rate of 5.17%. Monthly payments of principal and interest are $98,000 and the loans mature in August 2020.

Debt Repayments

In May 2013, we repaid a $30.0 million note payable with a maturity date of March 2017 to a subsidiary of Ventas. The interest rate on the note was 8.80%.

In March 2013, we reduced the principal balance of a note payable to HCN from $45.8 million to $15.8 million, and in July 2013 repaid the outstanding balance of $15.2 million. The maturity date of the note was July 2014 and bore interest at 8.77% .
In January 2013, we retired a note payable to HCN with an outstanding principal balance of $12.9 million and an interest rate of 9.99%, with a maturity date of September 2018.

Debt and Lease Covenants

Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default. Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities. Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner. Such cross-default provisions affect the majority of our properties. Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted. As of December 31, 2013, we were in violation of a financial covenant in one lease agreement covering four communities. We obtained a waiver from the landlord through December 31, 2013 and we are therefore in compliance with this financial covenant.

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

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

liability as of December 31, 2012. The other community remains subject to a put option if certain financial covenants are not met, beginning in the first quarter of 2014.

Principal maturities of long-term debt at December 31, 2013, are as follows (in thousands):

2014	$152,989
2015	48,788
2016	225,731
2017	266,393
2018	538,302
Thereafter	266,028
Total	$1,498,231
Note 7. Shareholders' Equity
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
Note 8. Related-Party Agreements
In 1995, Mr. Baty and a former director of Emeritus formed a New York general partnership (the “Partnership”) to facilitate the operation of assisted living communities in the state of New York, which generally requires that natural persons be designated as the licensed operators of assisted living communities.  The Partnership operates ten communities in New York.  We have agreements with the Partnership and the partners under which all of the Partnership’s profits have been assigned to us and we have indemnified the partners against losses.  Because we have unilateral and perpetual control over the Partnership’s assets and operations, we include the Partnership in our consolidated financial statements.  In 2011, the Partnership’s equity interests were transferred to Granger Cobb, the Company's President and Chief Executive Officer.

Mr. Baty is a principal owner of Columbia Pacific, which owns assisted living communities.  We manage six of these communities under various agreements.  One of the agreements provides for a flat monthly rate while the others provide for fees of 5.0% of gross operating revenues.  The agreements have terms ranging from two to five years, with options to renew.  For two of the six communities, we are entitled to distributions upon a sale to a third party or purchase by Emeritus if the communities achieve certain performance criteria.  Management fee revenue earned under these agreements was approximately $1.0 million , $778,000, and $832,000 in 2013, 2012, and 2011, respectively.

Emeritus and Mr. Baty are parties to a cash flow sharing agreement ("CFSA") related to, as of December 31, 2013, seven assisted living communities that are included in our consolidated financial statements.  We entered into the CFSA in 2004 in connection with Mr. Baty’s guarantee of our obligations under a lease agreement with HCN for 18 communities (the "CFSA Communities").  Under the terms of the CFSA, Mr. Baty shares in 50.0% of the positive cash flow (as defined) and is responsible for 50.0% of the cash deficiency for these communities.  Additionally, we have the right to purchase Mr. Baty’s 50.0% interest in the cash flow of the communities based on a prescribed formula.  Under the CFSA, Emeritus received $1.6 million, $364,000, and $132,000 from Mr. Baty for 2013, 2012 and 2011, respectively, which is included in community operations expense in our consolidated statements of operations.

Emeritus and Mr. Baty each hold a 50.0% ownership interest in a consolidated joint venture (the "Batus JV"), which purchased eight of the CFSA Facilities from HCN in 2008.  The net loss attributable to the noncontrolling interest in our consolidated statements of operations includes Mr. Baty’s share of the Batus JV’s net loss from continuing operations.  We have the option to buy out Mr. Baty’s membership interest in all or part of the Batus JV, for a price equal to the lesser of fair market value or a formula specified in the Batus JV operating agreement but in no event less than the amount of Mr. Baty’s capital contribution.

In November 2013, we exercised our option to purchase Mr. Baty's rights related to two of the CFSA Communities (the "2013 Buyout") for $3.0 million, which is included in transaction costs in the consolidated statement of operations. In February 2011 and November 2011, we exercised our option to purchase Mr. Baty’s rights related to a total of nine of the CFSA Communities

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

(the “2011 Buyouts”).  Five of the nine communities in the 2011 Buyouts were owned by the Batus JV, and the 2011 Buyouts also included our purchase of Mr. Baty’s equity interest in these five communities.  We paid to Mr. Baty a total of $14.5 million in cash under the terms of the 2011 Buyouts, of which we recorded $7.8 million to transaction costs and decreased total shareholders’ equity by $6.7 million.  This allocation approximated the relative fair value of the two elements in the transactions, which were the CFSA and the equity interest in Batus JV, respectively. The amount of the payments to Mr. Baty for the 2013 Buyout and the 2011 Buyouts were based on predetermined formulas in the joint venture agreement and the CFSA.

Note 9. Stock Plans

As of December 31, 2013, we have two equity incentive plans under which equity awards are outstanding: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) and the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”). The Amended and Restated 1995 Stock Incentive Plan expired in 2005 and no options remain outstanding under that plan.

We record compensation expense based on the fair value for all stock-based awards, which amounted to $14.5 million, $11.0 million, and $8.1 million for the years ended December 31, 2013, 2012, and 2011 respectively.

The 2006 Plan

Through our 2006 Plan, a total of 8,834,000 shares of Emeritus common stock may be issued to employees, non-employee directors, consultants, advisors, and independent contractors.  The 2006 Plan allows for the granting of various types of awards, including stock options, stock appreciation rights, restricted stock, and other types of stock-based awards.  As of December 31, 2013, 2,599,637 shares are available for awards under the 2006 Plan.

The Directors Plan

The Directors Plan is a nonqualified stock option plan that has been in effect since 1995.  In May 2013, our shareholders approved an amendment to the 2006 Plan, whereby our board of directors terminated the Directors Plan, and therefore no new grants will be made under the plan. Shares previously available for issuance under the Directors Plan, but not issued under that plan, are available for issuance under the 2006 Plan. Future equity awards to directors will be made under the amended 2006 Plan.

Under the director equity award program administered under the amended 2006 Plan, immediately following each year's annual meeting of shareholders, each non-employee director automatically receives an award of restricted stock having a value equal to $90,000, based on the fair market value of the common stock on the grant date. The restricted stock fully vests on the day immediately prior to the annual shareholders meeting that follows the date of grant. In the event of a change in control, the annual restricted stock grant becomes fully vested.

Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”) provides eligible employees an opportunity to purchase shares of Emeritus common stock through payroll deductions at a 15.0% discount from the lower of the market price on the first trading day or last trading day of each calendar quarter.  A total of 400,000 shares may be sold under the 2009 ESP Plan.  Shares sold under the 2009 ESP Plan may be drawn from authorized and unissued shares or may be acquired by us on the open market.  As of December 31, 2013, there were 169,490 shares available for purchase under the 2009 ESP Plan.

Stock Options

Stock options issued to employees generally vest over a four-year period.  Any unexercised options expire between seven and ten years from the date of the grant.

The following is a summary of stock options outstanding and exercisable under the 2006 Plan and the Directors Plan as of December 31, 2013:

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.95	-	$16.00	575,039	7.02	$14.04	356,788	6.46	$12.83
$16.01	-	$17.39	553,825	6.16	$16.57	548,200	6.15	$16.57
$17.40	-	$18.03	734,000	6.89	$18.03	521,199	6.89	$18.03
$18.04	-	$26.02	1,279,450	8.39	$21.22	551,683	6.99	$20.96
$26.03	-	$27.40	847,500	0.69	$27.40	847,500	0.69	$27.40
$3.95	-	$27.40	3,989,814	5.97	$20.27	2,825,370	4.85	$20.47

Our closing stock price on December 31, 2013 was $21.63.  The following table summarizes our stock option activity:

	2013			2012			2011
		Weighted	Aggregate		Weighted-	Aggregate		Weighted-	Aggregate
	Shares	Average	Intrinsic	Shares	Average	Intrinsic	Shares	Average	Intrinsic
	Underlying	Exercise	Value	Underlying	Exercise	Value	Underlying	Exercise	Value
	Options	Price	($000)	Options	Price	($000)	Options	Price	($000)
Outstanding at beginning of period	4,401,418	$19.46	$25,568	4,470,939	$18.52	$6,825	3,954,793	$17.71	$15,130
Granted	438,350	20.38		496,500	22.10		957,950	18.02
Exercised	(658,691)	15.18	7,663	(407,096)	13.05	3,702	(301,729)	6.85	3,264
Forfeited/expired	(191,263)	19.58		(158,925)	17.52		(140,075)	17.39
Outstanding at end of period	3,989,814	20.27	10,977	4,401,418	19.46	25,568	4,470,939	18.52	6,825

Options exercisable	2,825,370	20.47	8,409	2,779,992	19.83	16,038	2,358,563	19.90	4,289
Weighted average grant date fair value		9.95			11.77			9.76
Options exercisable in the money	1,803,062		8,409	1,859,992		16,038	795,693		4,289
Options exercisable out of the money	1,022,308		—	920,000		—	1,562,870		—

As of December 31, 2013, there was $10.2 million of total unrecognized compensation expense related to unvested stock options.  We expect to recognize that expense through 2017.  At December 31, 2013, the weighted average remaining contractual life was 5.97 years for all stock options outstanding and was 4.85 years for stock options outstanding and exercisable.

We received $10.9 million, $6.1 million, and $2.9 million during 2013, 2012, and 2011, respectively, from the exercise of stock options and employee stock purchases.

In estimating the fair value of the Company’s stock options, we group the grantees into two main categories, based on the estimated life of the options, which are our employees and our board of directors.  We estimated the fair value of options granted during 2013, 2012, and 2011 at the date of grant using the following weighted average assumptions:

	For Employees and Key Executives
	Year ended December 31,
	2013	2012	2011

Expected life from grant date (in years)	5	5	5
Risk-free interest rate	1.3%	0.6%	0.8% - 2.2%
Volatility	56.3%	63.4%	62.4% - 64.4%
Weighted average fair value (per share)	$9.95	$12.13	$9.58

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

	For Directors
	Year ended December 31,
	2012	2011

Expected life from grant date (in years)	7	7
Risk-free interest rate	1.3%	2.5% - 2.9%
Volatility	57.0%	56.0% - 56.5%
Weighted average fair value (per share)	$9.11	$12.69

Our non-employee directors received grants of restricted stock in 2013 rather than stock options, as described below. For stock options granted in 2012 and 2011, we estimated the expected life of the stock options granted using the historical exercise behavior of option holders.  The risk-free rate represents the five-year or seven-year U.S. Treasury yield in effect at the time of grant.  We estimated expected volatility based on historical volatility for a period equal to the stock option’s expected life, ending on the date of grant.  We estimated forfeitures at the time of valuation and reduced compensation expense ratably over the vesting period.  We periodically adjust the forfeiture rate, which represents the estimated percentage of options granted that will not vest, at 5.2% for directors, 0% for executives, and 18.8% for other employees as of December 31, 2013.  Our options have characteristics significantly different from those of traded options and changes in the various input assumptions can materially affect the fair value estimates.

Restricted Stock

The following table summarizes our restricted stock activity for the periods indicated:

	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number	Fair	Number	Fair	Number	Fair
	of Shares	Value	of Shares	Value	of Shares	Value
Outstanding at beginning of period	801,172	$19.27	435,000	$16.17	—	$—
Granted	396,512	22.11	366,172	22.94	435,000	16.17
Vested	(108,750)	16.17	—	—	—	—
Outstanding unvested at end of period	1,088,934	20.61	801,172	19.27	435,000	16.17

The fair value of the shares was based on the market price of Emeritus common stock on the grant dates.  The shares granted to employees vest over four years if specified annual Company performance goals are met.  After the first year following the grants, shares that do not vest because the performance goals were not met in the initial year may vest in the following three years of the performance period based on cumulative annual results.

In 2013, the Company issued a total of 24,787 restricted shares to its non-employee directors under the 2006 Plan. These shares fully vest on the day immediately prior to the annual shareholders meeting that follows the date of grant.

As of December 31, 2013, total unrecognized compensation expense related to unvested restricted stock was approximately $13.6 million.

Employee Stock Purchases

In 2013, 2012, and 2011, we sold 52,392, 52,730, and 59,314 shares to employees under the 2009 ESP Plan at an average price of $20.59, $15.32, and $14.07 per share, respectively.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

The following table shows the assumptions used in calculating the compensation expense for shares of Emeritus common stock sold to employees during each year under the 2009 ESP Plan, which incorporates the 15.0% discount and an estimated value assigned to the ability to select the lower of the stock price over a three-month period at the beginning or end of the respective quarter:

	Year Ended December 31,
	2013	2012	2011

Expected life from grant date (in months)	3	3	3
Risk-free interest rate	0.01% - 0.08%	0.03% - 0.11%	0.02% - 0.18%
Volatility	15.10% - 19.98%	18.03% - 28.03%	14.82% - 31.43%

Note 10. Retirement Plans

We provide a 401(k) retirement savings plan (the “401(k) Plan”) to all employees who meet minimum employment criteria.  The 401(k) Plan allows participants to defer eligible compensation on a pre-tax basis subject to certain Internal Revenue Code maximum amounts.  The 401(k) Plan allows us to make a discretionary match of up to 100.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 8.0% of contributed compensation.  Historically, we have made a discretionary match of contributions in amounts equal to 25.0% of the employee’s contribution to the 401(k) Plan, up to a maximum of 6.0% of contributed compensation.  Employees are always 100.0% vested in their own contributions and vest in our contributions over four years.  We estimate that we will contribute to the 401(k) Plan $857,000 for the year ended December 31, 2013, and we made contributions to the 401(k) Plan in the amount of $788,000 and $623,000 for the years ended December 31, 2012 and 2011, respectively.  Such amounts are included in general and administrative expense in the accompanying consolidated statements of operations.

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

Discretionary employer contributions to the Deferred Plan for both executive officers and other participants become nonforfeitable upon the earlier of: (i) vesting based on three years of service; (ii) the participant reaching normal retirement age or death; or (iii) a change in control of Emeritus.  The discretionary employer contribution must be approved by the Compensation Committee of the board of directors.  We estimate that employer contributions to the Deferred Plan will be $533,000 for the year ended December 31, 2013.  Employer contributions totaled $351,000 and $271,000 for the years ended December 31, 2012 and 2011, respectively.  Deferred Plan assets amounted to $7.4 million and $4.9 million at December 31, 2013 and 2012, respectively, and are stated as short-term investments in the consolidated balance sheets with a corresponding balance in other long-term liabilities.
Note 11. Contingencies
Legal Proceedings

The Company has been, is currently, and expects in the future to be involved in claims, lawsuits, and regulatory and other governmental audits, investigations and proceedings arising in the ordinary course of business. These claims, lawsuits and other matters are similar to those to which other companies in the senior living and healthcare industries are subject. The defense of these claims, lawsuits and governmental audits, investigations and proceedings, certain of which allege large damage amounts, may require us to incur significant expense.

We utilize a combination of self-insurance and commercial insurance policies in amounts and with coverage and deductibles that we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We cannot predict the ultimate outcome of any pending litigation, claims, or regulatory and other governmental audits, investigations and proceedings. Certain of these matters are not covered by insurance, and, in any event, there is no assurance

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

that our actual costs or damages related to any such matter will not exceed self-insurance accruals or applicable insurance policy limits. Payment for self-insurance claims is made from the Company's available cash resources.

On June 4, 2013, in Joan Boice et al. v. Emeritus Corporation et al., the Sacramento County Superior Court entered final judgment in favor of Joan Boice (deceased) and against the Company in the amount of $250,000 in compensatory damages and $23.0 million in punitive damages for alleged elder abuse. Judgment was also entered in favor of Joan Boice’s three adult children for $250,000 and the court awarded the plaintiffs’ lawyer over $4.1 million in attorneys’ fees. On July 8, 2013, we filed a Notice of Appeal. We were required to post a bond in connection with our appeal, and made a cash deposit in the amount of $20.9 million to collateralize the bond, which is included in restricted deposits and escrows in the consolidated balance sheet as of December 31, 2013. This matter has been taken into consideration in our self-insurance accruals.

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

Self-Insurance Accruals

As of December 31, 2013 and December 31, 2012, we have recorded a liability related to self-insured professional and general claims, including known claims, incurred but not yet reported claims, and legal fees, of $36.1 million and $25.8 million, respectively. We believe that the range of reasonably possible losses as of December 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $34.5 million to $52.4 million. The high end of the range reflects the potential for high-severity losses.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The net liability for known claims and incurred but not yet reported claims was $8.9 million and $6.3 million as of December 31, 2013 and December 31, 2012, respectively (the gross liability was $16.5 million and $25.0 million with corresponding estimated amounts receivable from the insurance companies of $7.6 million and $18.7 million, respectively).

The total gross liability for professional and general claims as of December 31, 2013 and December 31, 2012 was $52.6 million and $50.8 million, respectively, of which $17.2 million and $21.2 million is included in accrued insurance liabilities, with the balance recorded in other long-term liabilities. Of the related amounts receivable from insurance companies as of December 31, 2013 and December 31, 2012, $3.0 million and $8.6 million, respectively, is included in other receivables and $4.6 million and $10.1 million, respectively, is included in other assets, net, in the consolidated balance sheets.

We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $44.5 million and $38.3 million at December 31, 2013 and December 31, 2012, respectively, of which $13.1 million and $12.2 million is included in accrued insurance liabilities as of December 31, 2013 and December 31, 2012, respectively, with the balance recorded in other long-term liabilities. We believe that the range of reasonably possible losses as of December 31, 2013, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $42.8 million to $48.3 million.

For health insurance, we self-insure each participant up to $350,000 per year, above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims is included in accrued insurance liabilities in the consolidated balance sheets and was $8.5 million and $10.0 million at December 31, 2013 and December 31, 2012, respectively.

Leases

As of December 31, 2013, we leased office space for our executive offices, certain of our regional offices and NOC offices. We also leased 311of our communities. We account for the leases for the executive offices, all regional and NOC offices and 116 of

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

the communities as operating leases. The community leases are triple‑net leases in which we pay all operating expenses of the property, including taxes, licenses, utilities, maintenance, and insurance, in addition to the rent. These leases expire from 2014 to 2056 and contain various and multiple extension options, ranging from one to 15 years. The lease for our 77,000 square‑foot executive office in Seattle, Washington expires in September 2025.

Community lease expense under noncancelable operating leases was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Contractual operating lease expense	$142,498	$114,382	$108,627
Noncash straight-line lease expense	4,788	6,080	8,792
Noncash amortization of above/below market rents	4,930	6,299	7,532
Community lease expense	$152,216	$126,761	$124,951

Minimum future lease payments under noncancelable operating leases at December 31, 2013, are as follows (in thousands):

2014	$179,907
2015	181,463
2016	183,429
2017	180,718
2018	180,661
Thereafter	963,806
Total	$1,869,984

A few of our operating leases provide for additional lease payments computed as a percentage of revenues of the corresponding community, which are not included in the table above. Additional community lease expense under these provisions was approximately $335,000, $500,000 and $747,000 for 2013, 2012, and 2011, respectively.

Minimum future lease payments under noncancelable capital leases and financing obligations, consisting of 190 communities at December 31, 2013, are as follows (in thousands):

2014	$195,544
2015	205,031
2016	211,419
2017	217,506
2018	232,787
Thereafter	5,855,614
Subtotal	6,917,901
Less imputed interest at rates ranging between 3.4% and 10.9%	(4,402,406)
Capital and financing lease obligations	2,515,495
Less current portion	33,565
Capital and financing lease obligations, less current portion	$2,481,930

Community interest expense under noncancelable capital leases and financing obligations was approximately $189.8 million, $74.0 million, and $53.5 million for 2013, 2012, and 2011, respectively.

Guarantee

Emeritus has provided an indirect guarantee of the construction loan payable by one of our Wegman joint ventures ("Vestal").  Emeritus has a 50.0% ownership interest in Vestal, which we account for as an unconsolidated equity method investment.  As of December 31, 2013, the loan balance for Vestal was $7.0 million with a variable interest rate at LIBOR (floor of 1.5%) plus 4.0%. Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay this loan, our share of the obligation would be 50.0%.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Note 12. Income Taxes

Our income tax benefit (provision) is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal	$278	$167	$15
State and local	(1,715)	(3,919)	(1,034)
Total current income tax provision	(1,437)	(3,752)	(1,019)

Deferred - federal	726	4,141	—
Deferred - state and local	72	769	—
Total deferred income taxes	798	4,910	—
Total income tax benefit (provision)	$(639)	$1,158	$(1,019)

The benefit of (provision for) income taxes from continuing operations differs from the expected benefit (provision) computed by applying the U.S. federal statutory rate of 35.0% in 2013 and 34.0% in 2012 and 2011 to loss from continuing operations before income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax benefit at statutory rate	$49,288	$26,621	$16,769
State income tax, net of federal	6,712	680	1,212
Other differences	(1,680)	(1,118)	52
Goodwill	(313)	(181)	11,919
Change in valuation allowance	(68,594)	(24,844)	(30,971)
Beginning deferred tax adjustment	9,262	—	—
Change in prior year federal tax rate	4,686	—	—
Total income tax benefit (provision)	$(639)	$1,158	$(1,019)

As of December 31, 2013, we had $124.4 million of federal net operating losses (“NOLs”) available to offset future taxable income, which expire from 2023 through 2031.

We acquired approximately $130.5 million of federal NOLs from our acquisition of Summerville in September 2007. As of December 31, 2013, certain of these acquired NOLs are subject to an Internal Revenue Code Section 382 annual limitation in any year utilized. As of December 31, 2013, we have NOL carryforwards for state tax purposes of approximately $74.7 million.

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Deferred income tax assets and liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Gross deferred tax liabilities:
Intangibles	$(45,109)	$(46,608)
Lease expense	(843,697)	(106,591)
Total deferred tax liabilities	(888,806)	(153,199)

Gross deferred tax assets:
Net operating loss carryforwards	15,314	18,516
Fixed assets	8,728	10,012
Deferred gains on sale-leasebacks	1,083	1,419
Unearned rental income and deferred move-in fees	48,574	37,979
Vacation accrual	6,477	4,940
Health insurance accrual	4,873	3,796
Insurance accrual	30,743	22,948
Interest expense	47	114,944
Capital leases	977,315	54,803
Other temporary differences	27,497	43,409
Total deferred tax assets	1,120,651	312,766
Less valuation allowance for deferred tax assets	(245,526)	(172,604)
Deferred tax assets, net	875,125	140,162
Net deferred tax liabilities	$(13,681)	$(13,037)

In the fourth quarter of 2013, we made adjustments to certain of our deferred tax assets and liabilities and the valuation allowance. The adjustments were primarily related to capital lease activity, the most significant of which included presentation of deferred balances related to capital leases on a gross, rather than net, basis. The impact of the adjustments was an increase in net deferred tax assets and an increase in deferred tax liabilities of $22.3 million. Due to the impact of the adjustments on the December 31, 2012 balances, the provision for income taxes includes a beginning deferred tax adjustment of $9.3 million, which was offset by a change in the valuation allowance by the same amount. Additionally, deferred tax liabilities were increased by $1.4 million, which enabled us to reduce our valuation allowance, with a corresponding increase in goodwill related to NOC. Because these adjustments were an immaterial correction of an error, we did not revise the December 31, 2012 consolidated balance sheet for comparable presentation. The adjustments had no impact on the 2012 consolidated statement of operations.

For financial reporting purposes, we have established a valuation allowance due to the uncertainty of the realization of the net deferred tax assets. The valuation allowance for deferred tax assets increased by approximately $72.9 million for the year ended December 31, 2013. Of this increase, $68.6 million relates to changes in continuing operations, which impact the rate reconciliation, and $4.3 million relates to changes from discontinued operations. When we determine that it is more likely than not that the deferred tax assets are realizable, we will reduce the valuation allowance accordingly. The $13.7 million net deferred tax liability arises from indefinite lived intangible assets.

Unrecognized tax benefits, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2012	$25,505
Additions based on tax positions taken during a prior period	1,072
Additions (net) increase in unrecognized tax benefits	769
Reductions related to a lapse of applicable statute of limitations	(305)
Balance as of December 31, 2013	$27,041

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Unrecognized tax benefits relate to an uncertain tax position that we took in 2008 in amended tax returns of Summerville, which increased Summerville’s NOLs. We offset these NOLs in full by the unrecognized tax benefit. The net increase in unrecognized tax benefits for 2013 was due to a change in rates from 34.0% to 35.0%. Included in other long‑term liabilities in the consolidated balance sheet as of December 31, 2013 is a $104,000 liability for the unrecognized tax benefits related to Summerville.

The tax years that remain open to examination by the taxing authorities are 2009 to 2013. The NOLs from prior years are subject to adjustment under examination unless utilized in a year in which the statute of limitation has expired.

Note 13. Discontinued Operations

Net losses from discontinued operations for the years ended December 31, 2013, 2012 and 2011 represent losses on the sales of communities and related impairment charges and transaction costs (Note 14). During the year ended December 31, 2013, we sold seven communities and terminated the lease on one community, and four communities are classified as held-for-sale as of December 31, 2013. We sold four communities in 2012 and eight communities in 2011.

Revenues and expenses related to any and all of these communities were not material to the consolidated statements of operations and, therefore, have not been reclassified to discontinued operations.

Note 14. Fair Value Disclosures

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Assets
Investment securities - trading	$7,394	$—	$—	$7,394
Interest rate cap agreements	—	229	—	229

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2012
Assets
Investment securities - trading	$4,910	$—	$—	$4,910
Interest rate cap agreements	—	164	—	164

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

We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax, insurance and maintenance escrows, restricted deposits, workers’ compensation collateral accounts, and long-term debt. As of December 31, 2013 and December 31, 2012, the fair values of other receivables, tax, insurance and maintenance escrows,

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

restricted deposits and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature and/or current market indicators, such as prevailing interest rates (Level 2 inputs). The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	December 31, 2013		December 31, 2012
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,498,231	$1,533,192	$1,608,317	$1,663,687

We estimated the fair value of debt obligations using discounted cash flows based on our assumed incremental borrowing rate of 10.0% for unsecured borrowings and 5.3% for secured borrowings (Level 2 inputs).

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

In 2013, we recorded impairment charges of $11.3 million primarily related to seven communities that we disposed of and four that are held for sale as of December 31, 2013, which are included in loss from discontinued operations. We determined the fair value of the assets based on pending purchase offers or executed purchase and sale agreements, less costs to sell (Level 2 input).

Also in 2013, we recorded impairment charges of $8.2 million related to two communities that we intend to hold and use. In the fourth quarter of 2013, we made the determination that the estimated future undiscounted cash flows of these communities will not be sufficient to cover the carrying values, and therefore we adjusted the carrying values to equal the estimated fair values of the properties. We estimated the fair values using a combination of discounted cash flow models (Level 3 input) and recent offer activity (Level 2 input). These impairment charges are reflected in the consolidated statement of operations as impairments of long-lived assets.

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

In the first quarter of 2012, we recorded impairment charges of $2.1 million related to two parcels of undeveloped land. We determined the fair values of the properties based on comparable land sales in the respective local markets (Level 2 input). These impairment charges are reflected in the consolidated statement of operations as impairments of long-lived assets.

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

Note 15. Segment Information

The Company currently has three operating segments, which are ancillary services, the HCP Leased Communities, and the legacy Emeritus communities. Operating segments are defined as components of an enterprise that engage in business

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

activities from which it may earn revenues and incur expenses; for which separate financial information is available; and whose operating results are regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the individual segment and make decisions about resources to be allocated to the segment.

For financial reporting purposes, the HCP Leased Communities and legacy Emeritus communities meet applicable aggregation criteria and are therefore combined into one reportable segment, which is assisted living and related services ("Senior Living"). The "all other" category includes our ancillary services segment. The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies in Note 1, except as noted below.

The following table sets forth certain segment financial data and does not include reimbursed costs incurred on behalf of managed communities (in thousands). Further, the segment information corresponds to the level of information regularly reviewed by our CODM; unallocated amounts include corporate revenues and expenses, capital lease adjustments, and certain unallocated community revenues and expenses.

	Year Ended December 31, 2013
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$1,752,799	$168,762	$5,510	$1,927,071
Management fees	—	—	2,650	2,650
Community and ancillary services operations expenses	1,166,168	132,088	24,385	1,322,641
General and administrative expenses	—	15,661	101,402	117,063
EBITDAR (b)	586,631	21,013	(117,627)	490,017
Lease expense	323,492	4,972	(176,248)	152,216
EBITDA (c)	263,139	16,041	58,621	337,801
Interest expense	87,902	—	199,487	287,389
Depreciation and amortization	74,622	—	106,861	181,483
Other (revenue) and expense, net	2,823	—	7,337	10,160
Segment profit (loss)	$97,792	$16,041	$(255,064)	$(141,231)

	Year Ended December 31, 2012
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$1,341,284	$22,111	$6,624	$1,370,019
Management fees	—	—	18,009	18,009
Community and ancillary services operations expenses	891,855	16,653	11,127	919,635
General and administrative expenses	—	2,173	93,452	95,625
EBITDAR (b)	449,429	3,285	(79,946)	372,768
Lease expense	200,276	637	(74,152)	126,761
EBITDA (c)	249,153	2,648	(5,794)	246,007
Interest expense	92,894	—	84,051	176,945
Depreciation and amortization	79,387	—	61,242	140,629
Other (revenue) and expense, net	(1,013)	—	7,974	6,961
Segment profit (loss)	$77,885	$2,648	$(159,061)	$(78,528)

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

	Year Ended December 31, 2011
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$1,231,136	$580	$1,949	$1,233,665
Management fees	—	—	21,105	21,105
Community and ancillary services operations expenses	824,493	292	22,382	847,167
General and administrative expenses	—	147	88,620	88,767
EBITDAR (b)	406,643	141	(87,948)	318,836
Lease expense	170,213	21	(45,283)	124,951
EBITDA (c)	236,430	120	(42,665)	193,885
Interest expense	97,007	—	60,255	157,262
Depreciation and amortization	73,023	—	49,349	122,372
Other (revenue) and expense, net	929	—	(37,004)	(36,075)
Segment profit (loss)	$65,471	$120	$(115,265)	$(49,674)

(a) All revenue is earned from external third parties in the United States.
(b) EBITDAR is defined as earnings before interest, taxes, depreciation, amortization and rent (lease) expense and represents the measure of profitability used by our CODM to evaluate the Senior Living segment. The Senior Living data set forth above do not include adjustments related to capital leases and certain unallocated revenues and expenses.
(c) EBITDA is defined as EBITDAR less lease expense and represents the measure of profitability used by our CODM to evaluate our ancillary services segment, the primary component of the All Other category. Lease expense for Senior Living represents cash rent payments on operating and capital leases.

	As of December 31, 2013
	Senior
	Living	All Other	Totals
Total assets	$4,448,769	$145,879	$4,594,648
Goodwill	134,938	54,688	189,626
Capital expenditures	67,444	998	68,442

	As of December 31, 2012
	Senior
	Living	All Other	Totals
Total assets	$4,525,409	$135,341	$4,660,750
Goodwill	135,039	51,717	186,756
Capital expenditures	36,676	536	37,212

Note 16. Liquidity

As of December 31, 2013, we had a working capital deficit of $137.6 million compared to a working capital deficit of $55.5 million at December 31, 2012. We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities. Additionally, the working capital deficit as of December 31, 2013 included the following non-cash

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

items: a $49.2 million deferred tax asset and, as part of current liabilities, $56.6 million of deferred revenue and unearned rental income. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for $106.7 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of December 31, 2013. Also included in the current portion of long-term debt is $14.2 million related to communities held for sale as of December 31, 2013 (Note 13), which will be repaid with the proceeds from the sales when completed.

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

In the three years ended December 31, 2013 and 2012 and 2011, we reported net cash provided by operating activities of $98.2 million, $116.6 million and $74.1 million, respectively, in our consolidated statements of cash flows. In July 2013, we posted a bond in connection with our appeal of a jury verdict against the Company in a professional liability case (Note 11). As a result, we made a cash deposit in the amount of $20.9 million to collateralize the bond, which is included in net cash flows from operating activities.

Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations. We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

As discussed above, we expect to repay, refinance or extend our balloon payments due in the next 12 months. If we are unable to do so, or if additional principal payments are required as a result of covenant violations, we believe the Company would be able to generate sufficient cash flows to support its operating, investing and financing activities for at least the next 12 months by extending payment terms to suppliers, reducing or delaying its capital expenditures and operating expenses, selling communities or a combination thereof.

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

Note 17. Quarterly Results

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

	(unaudited)
	(In thousands, except per share data)
2013	Q1	Q2	Q3	Q4
Total operating revenue (a)	$472,368	$475,926	$491,733	$520,591
Income from operations (b)	32,494	41,338	43,031	25,491
Other expense	(71,053)	(71,113)	(71,267)	(70,152)
Loss from continuing operations before income taxes	(38,559)	(29,775)	(28,236)	(44,661)
Benefit of (provision for) income taxes	(1,106)	(1,190)	177	1,480
Income (loss) from discontinued operations (c)	—	(5,368)	146	(5,878)
Net loss	(39,665)	(36,333)	(27,913)	(49,059)
Net loss (income) attributable to the noncontrolling interest	(91)	376	90	34
Net loss attributable to Emeritus Corporation common shareholders	$(39,756)	$(35,957)	$(27,823)	$(49,025)
Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.88)	$(0.66)	$(0.59)	$(0.91)
Discontinued operations	—	(0.11)	—	(0.13)
	$(0.88)	$(0.77)	$(0.59)	$(1.04)

	(unaudited)
	(In thousands, except per share data)
2012	Q1	Q2	Q3	Q4
Total operating revenue (d)	$374,591	$374,802	$381,120	$437,563
Income from operations	19,901	22,320	24,429	31,083
Other expense	(39,024)	(38,742)	(37,809)	(60,686)
Loss from continuing operations before income taxes	(19,123)	(16,422)	(13,380)	(29,603)
Benefit of (provision for) income taxes (e)	(272)	(324)	(324)	2,078
Loss from discontinued operations (c)	—	(5,007)	(2,698)	—
Net loss	(19,395)	(21,753)	(16,402)	(27,525)
Net loss attributable to the noncontrolling interest	14	34	150	33
Net loss attributable to Emeritus Corporation common shareholders	$(19,381)	$(21,719)	$(16,252)	$(27,492)
Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.43)	$(0.38)	$(0.30)	$(0.61)
Discontinued operations	—	(0.11)	(0.06)	—
	$(0.43)	$(0.49)	$(0.36)	$(0.61)

Note: The sum of quarterly per share data in any given year may not equal the reported annual per share total.

(a)	Includes the acquisition of the Merrill Gardens Communities in the third quarter of 2013 (Note 4).

(b)	The 2013 fourth quarter includes: (i) self-insurance reserve adjustments related to prior years of $6.0 million; (ii) impairment charges of $8.2 million; and (iii) transaction costs of $3.9 million.

(c)	Includes impairment losses and losses on the sale of communities.

(d)	Includes the acquisition of NOC and assets acquired from the Sunwest JV in the fourth quarter of 2012 (Note 4).

(e)	Income tax expense in the fourth quarter of 2012 is the result of the taxable gain on the sale of our equity interest in the Sunwest JV.
Note 18. Subsequent Events

EMERITUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2013, 2012, and 2011

Merger Agreement with Brookdale

On February 20, 2014,, Emeritus and Brookdale announced that the companies have entered into a Merger Agreement, pursuant to which Brookdale Merger Sub Corporation, a wholly owned subsidiary of Brookdale (“Merger Sub”) will merge with and into Emeritus, with Emeritus continuing as the surviving corporation and becoming a wholly owned subsidiary of Brookdale (the “Merger”). Pursuant to the terms of the Merger, at the effective time of the Merger, each issued and outstanding share of Emeritus common stock will be canceled and converted into the right to receive consideration equal to 0.95 of one share of Brookdale common stock.

We expect that the Merger will close in the third quarter of 2014, subject to the satisfaction of closing conditions, including, among other things, (i) shareholder approval from the Emeritus shareholders and Brookdale shareholders, (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (iii) absence of legal impediments preventing consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 to be filed by Brookdale relating to the shares of Brookdale common stock to be issued in the Merger, (v) approval by the New York Stock Exchange of the listing of shares of Brookdale common stock to be issued to Emeritus shareholders under the Merger Agreement, (vi) the receipt of required regulatory approvals and lender consents, (vii) the delivery of opinions from counsel to each of Emeritus and Brookdale to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (viii) the absence of a material adverse effect with respect to the Company.

Additionally, Emeritus has agreed to suspend the commencement of any offering periods under the 2009 ESPP (Note 9) after March 31, 2014. Emeritus could resume offering periods under the 2009 ESPP if the Merger were not to occur.

INDEX TO EXHIBITS

Exhibit
Number	Description		Footnote

3.1	Restated Articles of Incorporation of registrant as of September 14, 2009.		(37)
3.2	Restated Bylaws of registrant.		(37)
3.3	Amendment to Restated Bylaws of registrant		(65)
10.1*	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(7)
10.2*	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through April 2, 2010) (Appendix B).		(41)
10.3*	2009 Employee Stock Purchase Plan (Appendix A).		(55)
10.4*	2006 Amended and Restated Equity Incentive Plan. (Exhibit to Definitive Proxy Statement Appendix A)		(41)
	10.4.1	Form of Option Agreement for grants made pursuant to the 2006 Equity Incentive Plan.	(34)
	10.4.2	Form of 2011 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(56)
	10.4.3	Form of 2012 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(60)
	10.4.4	Form of Restricted Stock Award Agreement for Non-Employee Director awards made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(63)
	10.4.5	Restricted Stock Award Agreement for non-employee directors.	(63)
	10.4.6	Form of 2013 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(65)
10.5*	Nonqualified Deferred Compensation Plan.		(39)
10.6*	Noncompetition Agreements between Registrant and Executive Officers.
	10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R. Brandstrom (Exhibit 10.4.2).	(1)
	10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant and Raymond R. Brandstrom (Exhibit 10.1.2).	(5)
	10.6.5	Noncompetition Agreement dated April 10, 2009 between registrant and Granger Cobb.	(36)
	10.6.6	Noncompetition Agreement dated May 21, 2009 between registrant and Budgie Amparo.	(36)
	10.6.7	Noncompetition Agreement dated November 20, 2009 between registrant and Rob Bateman.	(39)
10.7*	Executive Separations Agreements.
	10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr. (Exhibit 10.15.1).	(21)
10.8	Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(2)
	10.8.1	Office Lease dated June 29, 2010 between Selig Holdings Company as lessor, and registrant, as lessee.	(46)
10.9*	Executive Employment Agreements.
	10.9.2	Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr., effective January 1, 2010.	(38)
	10.9.3	First Amendment to Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr., effective June 23, 2010.	(46)
	10.9.4	Employment Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011.	(49)
	10.9.5	Amended and Restated Employment Agreement, effective as of January 1, 2012, between Emeritus Corporation and its subsidiaries and Granger Cobb.	(26)
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1).	(22)

	10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).	(22)
	10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2).	(22)
	10.22.4	Amendment to Registration Rights Agreement dated March 31, 2010 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).	(40)
	10.22.5	First Amendment to Amended and Restated Shareholders Agreement effective April 30, 2010 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.	(46)
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living, Inc. for 23 communities.
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior Living for 10 properties.	(27)
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities.	(27)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities.	(27)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities.	(27)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility and capital additions.	(27)
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities.	(27)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility.	(27)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities.	(27)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07.	(27)
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities from lease.	(27)
	10.24.11	Sixteenth Amendment to Amended and Restated Master Lease dated as of June 28, 2013 by and among affiliates of HCP, Inc. and Emeritus Corporation (addition of Springtree Facility).	(64)
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living for six communities.
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries of Summerville Senior Living for 3 properties dated 10-2-06.	(27)
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens.	(27)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities.	(27)
	10.26.4	Third Amendment to NHP Master Lease dated 10-22-08 by and between Emeritus Corporation and Nationwide Health Properties, Inc.	(29)
	10.26.5	Fourth Amendment to NHP Master Lease dated 11-01-10 by and among Nationwide Health Properties, Inc., NHP McClain LLC, as Landlord and certain subsidiaries of Summerville Senior Living, as Tenant, and Emeritus Corporation as Guarantor.	(29)
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living for four Indiana communities.
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and Summerville Senior Living dated 10-01-04.	(28)
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04.	(28)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04.	(28)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06.	(28)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07.	(28)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04.	(28)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06.	(28)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07.	(28)

	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07.	(28)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04.	(28)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living for four communities.
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry Agam and Pacifica Manor, Inc.	(28)
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale, Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.	(28)
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam and Pacifica Manor, Inc.	(28)
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.	(28)
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam and Pacifica Manor, Inc.	(28)
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.	(28)
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC.	(28)
	10.28.8	Amended and Restated Lease Agreement dated October 15, 2010 by and between Alhambra Royale, and Summerville at COBBCO Inc.	(48)
	10.28.9	Amended and Restated Lease Agreement dated October 15, 2010 by and between Chatsworth Royale and Summerville at COBBCO Inc.	(48)
	10.28.10	Amended to Lease and Consent Agreement dated October 15, 2010 by and between Clairemont Royale LP and Summerville at COBBCO Inc.	(48)
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living for two communities.
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville at COBBCO for Orange.	(28)
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville at COBBCO for Casa Whittier.	(28)
10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC for two communities.
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for Villa Colima in California.	(27)
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for Regency Residence in Florida.	(27)
10.32	Documents related to Lease between Casa Glendale Partners and Summerville at COBBCO, Inc.
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services Corporation dated 4-1-91 for Casa Glendale community.	(27)
	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services Management Corp and Summerville at COBBCO, Inc. dated 6-1-99.	(27)
10.33	Documents related to Leases between Sokol Enterprises and Grand Cypress Residential Care Corporation for two communities.
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation dated 7-1-96 for Tarzana Place.	(27)
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress Residential Care Corporation dated 8-2-96.	(27)
10.34	Documents related to Lease between Vintage Investors and Summerville (COBBCO).
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for Villa del Rey Community.	(27)
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term.	(27)
10.35	Documents related to Lease between Mission/Felson Partners, LP and Summerville (COBBCO).
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville (COBBCO) dated 7-3-97 for Landmark Villa.	(27)
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04.	(27)
10.36	Documents related to Lease between Dale E. Patterson and Summerville (COBBCO).

	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO) dated 10-1-97 for Garden Manor.	(27)
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07.	(27)
	10.36.3	First Amendment to Assisted Living Facility Lease (Garden Manor) dated October 1, 2011 by and between Dale E. Patterson and Cobbco, Inc.	(56)
	10.36.4	Purchase Option Agreement dated October 1, 2011 by and between Emeritus Corporation and Dale E. Patterson.	(56)
10.37	Documents related to Lease between Cox, West, and Fischer and Summerville (COBBCO).
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO) dated 10-1-97 for Villa de Anza.	(27)
10.38	Documents related to Lease between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc.
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc. dated 4-21-98 for Potomac Community.	(27)
	10.38.2	Lease Amendment dated June 1, 2013 by and between Carriage Hill Cabin John, Inc., as agent for the owner, Cabin John Properties, LLC, and Summerville at Potomac, Inc.	(64)
10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville at Harden Ranch.
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and Summerville at Harden Ranch dated 3-31-04 for Harden Ranch.	(27)
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC, Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1 LLC for 1 community.
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC, Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1 LLC dated 9-1-04 for Woodward Community.	(27)
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO.
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO for Creekside Lodge.	(27)
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities.
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living, LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC dated 3-31-06.	(27)
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at Golden Pond.	(27)
	10.42.3	Third Amended and Restated Master Lease Agreement dated July 25, 2008 by Ventas Realty, LP and Ventas Framingham, LLC as landlord and Summerville 3,5,14,15,16,17,SW Assisted Living, Summerville at Mentor, Heritage Place, Atherton Court, Barrington Court, Roseville Gardens and Golden Pond LLC.	(34)
	10.42.4	Lease Combination Agreement and Amendment of Lease dated as of June 29, 2011 by and among Ventas Realty, Limited Partnership and Ventas Fairwood, LLC, as Landlord, and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC as Tenant.	(57)
	10.42.5	Second Amendment to Master Lease dated as of February 24, 2012 by and among Ventas Realty, Limited Partnership and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC.	(57)
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community.
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated 4-14-05 for Whitehall Estates.	(27)
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post Partnership (Exhibit 10.3).	(4)

	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and Painted Post Partnership (Exhibit 10.4).	(4)
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted Post Partners, as operator (Exhibit 10.4.2).	(3)
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between registrant and Painted Post Partners (Exhibit 10.1).	(4)
10.55	Documents Relating to Leases with Health Care REIT, Inc. and Loan from Healthcare Realty Trust Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant (Exhibit 10.53.13).	(8)
	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005 between Health Care REIT, Inc., and related entities, collectively as landlord, and the registrant, as tenant (Exhibit 10.53.23).	(15)
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare Realty Trust Incorporated and registrant (Exhibit 10.1).	(13)
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal amount of $21,426,000 payable to Healthcare Realty Trust Incorporated (Exhibit 10.2).	(13)
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated (Exhibit 10.4).	(13)
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated, Health Care REIT, Inc. and registrant (Exhibit 10.3).	(13)
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as beneficiary (Exhibit 10.53.16).	(9)
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus Corporation, Purchase of Park Club of Fort Meyers.	(25)
	10.55.09	Second Amendment to Amended and Restated Master Lease Agreement dated June 30, 2008 between Health Care REIT, Inc and related entities, collectively as landlord and Emeritus Corporation, as Tenant.	(32)
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc. subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee (Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6).	(9)
	10.56.10	Master Lease Agreement (Master Lease #3) dated June 10, 2009 by and among Health Care Realty, Inc., and certain of its subsidiaries, and Emeritus Corporation.	(39)
10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors (24 Communities) Dated 2007.
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller, and Fretus Investors LLC, as company (Exhibit 10.72.2).	(20)
	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender (Exhibit 10.72.3).	(20)
	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of $132 million payable to Capmark Bank (Exhibit 10.72.5).	(20)
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008 among 23 limited liability companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender.	(32)
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008 in the principal amount of $16.8 million payable to Capmark Bank.	(32)
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated April 25, 2008 among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors Chandler LLC. Representative example of 18 communities which in total equal $129 million.	(32)
	10.57.10	Multifamily Note dated April 25, 2008 between Fretus Investors Chandler LLC and Capmark Bank. Representative example of 18 communities which in total equal $129 million.	(32)
	10.57.11	Second Amendment to Loan Agreement (Amended and Restated) dated December 31, 2008 by and among Fretus Investors El Paso LP, as borrower, and Capmark Bank, as lender.	(35)

	10.57.12	The First Amendment to Promissory Note (Amended and Restated) of borrower dated December 31, 2008 in the principal amount of $16.8 million payable to Capmark Bank.	(35)
	10.57.13	Third Amendment to Loan Agreement effective July 1, 2011 by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
	10.57.14	Second Amendment to Promissory Note dated July 1, 2011 in the amount of $4.35 million by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and ESC –Silverdale,LLC, as lessee (1 Community) (Exhibit 10.76.1).		(11)
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities).
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc., as purchaser, relating to the purchase of three assisted living communities (Exhibit 10.77.4).	(10)
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April 30, 2008 between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc in the principal amount of $5.31 million.	(32)
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April 30, 2008 between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc in the principal amount of $14.475 million.	(32)
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April 30, 2008 between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc in the principal amount of $14.475 million.	(32)
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.31 million between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc.	(32)
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $14.475 million between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc.	(32)
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.586 million between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc.	(32)
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).
	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living communities (Exhibit 10.83.1).	(12)
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty in favor of Health Care REIT, Inc. and related entities (Exhibit 10.83.2).	(12)
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash flow sharing agreement (Exhibit 10.83.3).	(12)
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC, as lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.6).	(14)
	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.7).	(16)
	10.61.08	Agreement dated February 11, 2011 between Emeritus Corporation, Summerville Senior Living, Inc.,	(50)
		Batus, LLC, and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option).
	10.61.09	Agreement dated November 1, 2011 by and among Emeritus Corporation, Summerville Senior Living, Inc., Batus, LLC and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option)	(56)
	10.61.10	Agreement dated as of November 18, 2013 by and among Emeritus Corporation and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option).	(65)
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation (4 Communities).
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser, and three entities, as sellers (Exhibits 10.86.1, 10.86.2 and 10.86.3).	(17)

	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC, as seller, and ESC-Arbor Place, LLC, as purchaser (Exhibit 10.87.2).	(19)
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and General Electric Capital Corporation and other financial institutions, collectively as lender, relating to one assisted living community (Exhibit 10.87.1).relating to one assisted living community (Exhibit 10.87.1).	(18)
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of $8,000,000 payable to General Electric Capital Corporation.	(24)
	10.62.07	Second Amendment to Loan Agreement dated December 31, 2008 between ESC Arbor Place, LLC, as borrower, and General Electric Capital Corporation as lender.	(35)
10.63	Documents Relating to Joint Venture with Blackstone Group.
	10.63.05	Purchase and Sale Agreement dated May 4, 2011 between Emeritus Corporation and BREA 806 LLC.	(52)
	10.63.06	Second Amended and Restated Credit Agreement in the amount of $220.0 million dated as of June 1, 2011 among BREA Emeritus LLC and each of its subsidiaries, collectively as borrowers, various financial institutions named therein, collectively as lenders, and General Electric Capital Corporation as agent.	(53)
	10.63.07	Amended and Restated Note dated June 1, 2011 by and among BREA Emeritus LLC and each of its subsidiaries and General Electric Capital Corporation in the amount of $220.0 million.	(53)
	10.63.08	Third Amendment and Consent to Second Amended and Restated Credit Agreement dated as of June 30, 2013 among BREA Emeritus LLC and each of its subsidiaries, collectively as borrowers, various financial institutions named therein, collectively as lenders, and General Electric Capital Corporation as agent.	(65)
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc. (9 Communities) Dated 2007.
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between Health Care Properties Investors Trust, as seller, and registrant, as buyer (Exhibit 10.14.1).	(21)
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number Four , LLC (9 Communities) Dated 2007.
	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number One thru Number Four , LLC, and Emeritus Corporation.	(23)
	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of three communities agreements.	(27)
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of three communities agreements.	(27)
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc. Agreement represents an example of three communities agreements.	(27)
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc. represents an example of three communities agreements.	(27)
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC, and Red Mortgage Capital, Inc. Agreement represents an example of six communities.	(27)
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc. (40 Communities) Dated 2007.
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of Florida, LLC, and Emeritus Corporation.	(25)
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding LP and Emeritus Corporation.	(27)
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus Corporation as Buyer (Boise, ID).	(27)
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus Corporation as Buyer (Cedar Rapids).	(27)
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA).	(27)

	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings (EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown, Lewiston, & Stockton).	(27)
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates).	(27)
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates).	(27)
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc. (3 Communities) Dated 2007.
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise, subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender.	(27)
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal amount of $19.6 million payable to General Electric Capital Corporation.	(27)
	10.68.03	Amended, Restated and Consolidated Credit Agreement, dated as of January 31, 2011, among Emerimesa, LLC, ESC-Arbor Place, LLC, HC3 Ft. Myers LLC, HC3 Orlando LLC, HC3 Sunrise LLC, and General Electric Capital Corporation.	(53)
	10.68.04	Promissory Note dated January 31, 2011 by and between Emerimesa, LLC, ESC-Arbor Place, LLC, Ft. Myers LLC, HC3 Orlando LLC and HC3Sunrise LLC in the principal amount of $31.8 million payable to General Electric Capital Corporation.	(53)
10.70	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP) (24 communities) Dated 2008.
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.	(30)
	10.70.02	First Amendment to Purchase Sale Agreement dated March 25, 2008 by and among Nationwide Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.	(31)
	10.70.03	Master Credit Facility Agreement dated April 1, 2008 by and among Borrowers signatory hereto and Capmark Finance, Inc.	(31)
	10.70.04	Master Promissory Note dated April 1, 2008 in the principal amount of $241,889,868. payable to Capmark Bank.	(31)
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008 in the principal amount of $30 million payable to Nationwide Health Properties, Inc.	(31)
	10.70.07	First Amendment to Master Credit Facility Agreement dated December 9, 2011 by and among Emeritus Corporation and 22 LLC subsidiaries, Berkadia Commercial Mortgage LLC and Fannie Mae.	(56)
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc. (29 Communities) Dated 2008.
	10.71.01	Asset Purchase Agreement dated June 9,2008 by Emeritus Corporation and Health Care REIT, Inc. together with the affiliates of HCN.	(32)
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008 by and between Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.	(32)
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement Effective Markets, Inc. a representative example of 18 communities which in total equal $163.2 million.	(32)
	10.71.04	Freddie Mac Multifamily Note Effective June 30, 2008, EMERITOL WOODS AT EDDY POND LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. a representative example of 18 communities which in total equal $163.2 million.	(32)
	10.71.05	Promissory Note Dated June 30, 2008 in the principal amount of $50.0 million payable to Health Care Reit, Inc.	(32)
	10.71.06	Second Amendment to the Asset Purchase Agreement dated October 16, 2008 by and between Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.	(34)
	10.71.07	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture Filing Effective October, 2008 by Emeritol Eastman Estates LLC to Rebecca S. Conrad, ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. a representative example of 5 communities which in total equal $29 million.	(34)
	10.71.08	Freddie Mac Multifamily Note Effective October 16, 2008, Emeritol Eastman Estates LLC promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.a representative example of 5 communities which in total equal $29 million.	(34)

	10.71.09	Loan Agreement dated October 17, 2008 by and between Emeritol Dowlen Oaks LLC, Saddleridge Lodge LLC, Seville Estates LLC as borrowers and Keybank National Association as Lender for $17.595 million.	(34)
	10.71.10	Loan Agreement dated October 17, 2008 by and between Emeritol Stonecreek Lodge LLC, Meadowbrook LLC, as borrowers and Keybank National Association as Lender for $9.8 million.	(34)
	10.71.11	LLC Agreement of Batus, LLC a Delaware LLC Effective October 15, 2008.	(34)
	10.71.12	Guaranty dated October 17, 2008 given by Emeritus Corporation to and for the Benefit of Keybank for $17.6 million loan.	(34)
	10.71.13	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture Filing Effective November 12, 2009 by Emeritol Saddleridge Lodge LLC to Rebecca S. Conrad, ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $6.442 million.	(39)
	10.71.14	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Saddleridge Lodge LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. the principal sum $6.442 million.	(39)
	10.71.15	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture Filing Effective November 12, 2009 by Emeritol Seville Estates LLC to Rebecca S. Conrad, ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $2.158 million.	(39)
	10.71.16	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Seville Estates LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. the principal sum $2.158 million.	(39)
	10.71.17	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, and Security Agreement Effective November 12, 2009 by Emeritol Meadowbrook LLC to Chicago Title Insurance, for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $3.731 million.	(39)
	10.71.18	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Meadowbrook LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. the principal sum $3.731 million.	(39)
	10.71.19	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Dowlen Oaks LLC, as borrower, Keybank National Association as Lender, Emeritus Corporation and Daniel R. Baty jointly and severally as Guarantor for $6.96 million.	(39)
	10.71.20	Amended and Restated Promissory Note of Emeritol Dowlen Oaks LLC dated November 12, 2009 Promises to pay Keybank National Association the principal amount of $6.96 million.	(39)
	10.71.21	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Stonecreek Lodge LLC as borrower, Keybank National Association as Lender, and Emeritus Corporationas Guarantor for the principal amount of $7.2075 million.	(39)
	10.71.22	Amended and Restated Promissory Note of Emeritol Stonecreek Lodge LLC dated November 12, 2009 promises to pay Keybank National Association the principal amount of $7.2075 million. 2009 promises to pay Keybank National Association the principal amount of $7.2075 million.	(39)
	10.71.23	First Amended and Restated Promissory Note Dated July 9, 2010 in the principal amount of $50.0 million payable to Health Care Reit, Inc.	(46)
	10.71.24	Fannie Mae Multifamily Deed of Trust, Assignment of Rents and Security Agreement and KeyCorp Real Estate Capital Markets, Inc.	(47)
	10.71.25	Fannie Mae Multifamily Note of Emeritol Dowlen Oaks LLC effective November 1, 2010 in the principal amount of $4.475 million payable to KeyCorp Real Estate Capital Markets, Inc.	(47)
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP. (5 Communities) Dated 2008.
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence.	(33)
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Golden Pond Assisted Living.	(33)
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Summerville at Brighton.	(33)

	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Summerville at Lake Mary.	(33)
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Summerville at Mentor.	(33)
	10.72.06	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Effective December 19, 2008 by Emerivent Atherton Court Inc to First American Title Insurance Company for the benefit of Capmark Bank.	(34)
	10.72.07	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective December 19, 2008 between Emerivent Mentor LLC and Capmark Bank.	(34)
	10.72.08	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective December 19, 2008 between Emerivent Lake Mary LLC and Capmark Bank.	(34)
	10.72.09	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Atherton Court jointly and severally promises to pay $5.351 million to Capmark Bank.	(34)
	10.72.10	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Mentor jointly and severally promises to pay $15.4 million to Capmark Bank.	(34)
	10.72.11	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Lake Mary jointly and severally promises to pay $5.17 million to Capmark Bank.	(34)
	10.72.15	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Bradenton LLC jointly and severally promises to pay $6.2 million to Oak Grove Commercial Mortgage, LLC.	(51)
	10.72.16	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Brighton, LLC jointly and severally promises to pay $11.65 million to Oak Grove Commercial Mortgage, LLC.	(51)
10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP") (11 Communities) Dated 2008.
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(33)
	10.73.02	First Amendment to Master Lease and Security Agreement dated October 20, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(34)
	10.73.03	Second Amendment to Master Lease and Security Agreement dated November 14, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(34)
	10.73.04	Third Amendment to Master Lease and Security Agreement dated November 14, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(35)
	10.73.06	Fifth Amendment to Master Lease and Security Agreement dated February 15, 2009 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (12 communities).	(42)
	10.73.07	Tenth Amendment to Master Lease and Security Agreement dated as of June 14, 2013 between HCP and Emeritus Corporation.	(64)
10.74	Documents Relating to the Lease of Communities from BV Holding-LTC, Inc. (12 Communities) Dated 2008.
	10.74.01	Master Lease agreement dated November 18, 2008 between BV Holding_LTC, Inc. and Emeritus Corporation (2 communities).	(34)
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc. Dated 2008.
	10.75.01	Second Amendment to Loan Agreement dated March 3, 2008 between with NHP and Emeritus Corporation (2 communities).	(35)
	10.75.02	Third Amendment to Loan Agreement dated October 22, 2008 between NHP and Emeritus Corporation.	(35)
	10.75.03	Fourth Amendment to Loan Agreement dated November 1, 2010 between NHP and Emeritus Corporation.	(47)
	10.75.04	Amended and Restated Promissory Note of Emeritus Corporation dated November 1, 2010, in the principal amount of $30.0 million payable to Nationwide Health Properties, Inc.	(47)
10.76	Documents Relating to Debt Financing with Capmark Bank (7 communities) Dated 2008.

	10.76.01	Freddie Mac Multifamily Mortgage, Security, Assignment of Rents and Security Agreement dated December 30, 2008 between EMERICHIP Dover, LLC and Capmark Bank. Representative example of 7 communities which in total equal $36.3 million.	(35)
10.77	Documents Relating to the Lease of Communities with National Health Investors (8 communities) Dated 2009.
	10.77.01	Master Lease dated October 13, 2009 between National Health Investors, Inc. and Emeritus Corporation (8 Communities).	(39)
	10.77.02	First Amendment to Master Lease dated December 1 2009 by and between Emeritus Corporation and National Health Investors, Inc. (8 Communities).	(39)
10.78	Documents Relating to the BRE/SW Portfolio LLC (144 communities) Dated 2010.
	10.78.01	Limited Liability Company Agreement by and between Emeritus Corporation, CPDF II, LLC and BRE/SW Member LLC dated January 15, 2010.	(43)
	10.78.02	Agreement of Purchase and Sale dated January 15, 2010 between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC dated January 15, 2010.	(43)
	10.78.03	Amendment No. 1 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC Dated February 12, 2010.	(43)
	10.78.04	Amendment No. 2 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC Dated March 25, 2010.	(43)
	10.78.05	Amendment No. 3 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC Dated March 25, 2010.	(46)
	10.78.06	Amended and Restated Limited Liability Company Agreement by and among Emeritus Corporation, CPDF II, LLC, BRE/SW Member LLC, and Sunwest Rollover Member LLC, dated August 5, 2010.	(48)
	10.78.07	Representative Management Agreement dated August 5, 2010 among entities related to BRE/SW Portfolio LLC, as owner and licensee, and Emeritus Corporation, as manager.	(48)
	10.78.08	Purchase and Sale Agreement dated October 16, 2012 by and among BRE/SW Portfolio LLC, the seller entities, HCP, Inc., and Emeritus Corporation	(60)
	10.78.09	Master Lease and Security Agreement dated October 31, 2012 between affiliates of HCP, Inc. and Emeritus Corporation	(61)
	10.78.10	First Amendment to Master Lease and Security Agreement dated December 4, 2012 by and between affiliates of HCP, Inc. and Emeritus Corporation	(61)
	10.78.11	Loan Agreement dated October 31, 2012 between HCP, Inc. and Emeritus Corporation	(60)
	10.78.12	Promissory Note dated October 31, 2012 between HCP, Inc. and Emeritus Corporation in the amount of $52.0 million.	(60)
10.79	Documents Relating to the Purchase of Trace Pointe (1 Community) Dated 2009.
	10.79.01	Purchase and Sale Agreement Dated September 29, 2009 between Emeritus Corporation as Buyer and Clinton Assisted Living LLC as Seller.	(39)
	10.79.02	Fannie Mae Multifamily Note Dated October 1, 2009 between Emeritrace LLC and Capmark Bank in the principal amount of $12.150 million to Capmark Bank.	(39)
10.80	Documents Relating to Leases with HCP (5 Communities) Dated 2010.
	10.80.01	Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated as of May 14, 2010.	(44)
	10.80.02	First Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated June 8, 2010.	(48)
	10.80.03	Second Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated September 30, 2010.	(48)
10.81	Documents Relating to Leases with HCP (27 Communities) Dated 2010.
	10.81.01	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #1, 17 communities).	(48)
	10.81.02	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2, 10 communities).	(48)

	10.81.03	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 15, 2010 (Master Lease #1).	(48)
	10.81.04	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2).	(48)
	10.81.05	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #1).	(48)
	10.81.06	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #2).	(48)
10.83	Documents Relating to Debt Financing with Keybank National Association (3 communities) Dated 2010.
	10.83.01	Loan Agreement dated November 30, 2010 entered into by Keybank National Association (Lender) and Emerichenal LLC, Emericlear LLC, and Emerimand LLC (together as Borrowers).	(29)
	10.83.02	Promissory Note Dated November 30, 2010, by and between Emerichenal LLC, Emericlear LLC, and Emerimand LLC, and Keybank National Association in the principal amount of $28.0 million.	(29)
	10.83.03	Multifamily Loan and Security Agreement between Emerimand LLC and Keycorp Real Estate Capital Markets, Inc.	(58)
	10.83.04	Consolidated, Amended and Restated Multifamily Note between Emerimand and Keycorp Real Estate Capital Markets, Inc.	(58)
	10.83.05	Loan Modification Agreement dated November 30, 2012 by KeyBank N.A., Emerichenal LLC, Emericlear LLC and Emeritus Corporation.	(60)
	10.83.06	Multifamily Mortgage, Assignment of Rent and Security Agreement dated as of July 30, 2013, between Emerichenal LLC and KeyCorp Real Estate Capital Markets, Inc.	(64)
	10.83.07	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $6,637,500, payable by Emerichenal LLC to KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Chenal Heights).	(64)
10.84	Shared Opportunity Agreement between Registrant and Mr. Daniel R. Baty.
	10.84.01	Shared Opportunities Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011.	(49)
10.85	Documents Relating to the Purchase of the Emeritus at Mandeville Community in 2011.
	10.85.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate Capital Markets, Inc.	(53)
	10.85.02	Multifamily Note dated March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate 'Capital Markets, Inc. in the amount of $7.8 million.	(53)
10.86	Documents Relating to the Purchase of Emeritus at Spruce Wood and Emeritus at Fillmore Pond in 2011.
	10.86.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated May 16, 2011 between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.02	Multifamily Note dated May 16, 2011 in the amount of $14.1 million between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.03	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 8, 2001 between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
	10.86.04	Multifamily Note dated July 8, 2011 in the amount of $15.8 million between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
10.87	Documents Relating to the Purchase of Emeritus at Vista Oaks and Emeritus at Summer Ridge in 2011.
	10.87.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.02	Multifamily Note dated July 6, 2011 in the amount of $6.075 million between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)

	10.87.04	Multifamily Note dated July 6, 2011 in the amount of $8.63 million between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)
10.88	Documents Relating to Debt Financing with Keybank National Association (3 communities) in 2011.
	10.88.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.02	Multifamily Note dated August 31, 2011 in the amount of $9.99 million between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.04	Multifamily Note dated August 31, 2011 in the amount of $14.2 million between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.05	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 31, 2011 between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.06	Multifamily Note dated August 31, 2011 in the amount of $4.57 million between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
10.89	Documents Relating to Debt Financing with Synovus Bank (4 communities) in 2011.
	10.89.01	Loan Agreement dated September 29, 2011 by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
	10.89.02	Promissory Note dated September 29, 2011 in the amount of $25.0 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
	10.89.03	Promissory Note dated September 29, 2011 in the amount of $4.6 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
10.90	Documents Relating to Debt Financing with KeyBank N.A. (16 communities) in 2011.
	10.90.01	Loan Agreement dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburt LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
	10.90.02	Amended and Restated Promissory Note dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburg LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
	10.90.03	Modification of Loan Agreements dated September 7, 2012 by KeyBank National Association, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerichip Stockton LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, and Emerihrt Medical Center LP.	(60)
	10.90.04	Multifamily Mortgage, Assignment of Rent and Security Agreement effective as of July 30, 2013, between Emerihrt Harrisburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(64)
	10.90.05	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $3,375,000, payable by Emerihrt Harrisburg LLC to KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Harrisburg).	(64)
	10.90.06	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of July 30, 2013, between Emerihrt Medical Center LP and KeyCorp Real Estate Capital Markets, Inc.	(64)
	10.90.07	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $7,857,500, payable by Emerihrt Medical Center LP KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Kingsley Place Medical Center).	(64)
10.91	Documents Relating to Debt Financing with KeyBank N.A. and Fannie Mae (7 communities) in 2011.

	10.91.01	Multifamily Loan and Security Agreement dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
	10.91.02	Multifamily Note dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
		These are representative examples of seven communities (Bloomsburg, Danville, Harrisonburg, Henderson, Oakwell Farms, Ravenna and Stonebridge) that in total equal $53.295 million.
10.92	Documents Relating to HUD Financing with Oak Grove Commercial Mortgage, LLC (3 communities).
	10.92.01	Deed of Trust Note dated December 1, 2011 in the amount of $8,925,000 between Emerichip San Antonio AO LP and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.02	Deed of Trust Note dated December 1, 2011 in the amount of $4,819,500 between Emeriprez LLC and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.03	Deed of Trust Note dated December 1, 2011 in the amount of $4,165,000 between Emerichip Everett LLC and Oak Grove Commercial Mortgage, LLC.	(56)
10.93	Documents related to Loan between Midcap Funding VIII, LLC and Emerichip Walla Walla LLC.
	10.93.01	Credit and Security Agreement dated as of July 13, 2012 by and among Emerichip Walla Walla LLC and Midcap Funding VIII, LLC	(59)
	10.93.02	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of July 31, 2012 by and among Emerichip Walla Walla LLC (Grantor), Stewart Title Guaranty Company (Trustee), and Midcap Funding VIII, LLC (Beneficiary)	(59)
	10.93.03	Term Loan Note in the amount of $6,800,000 dated as of July 13, 2012 among Emerichip Walla Walla LLC (Borrower) and Midcap Funding VIII, LLC (together with its successors and assigns, Lender)	(59)
10.94	Documents related to the acquisition of Nurse on Call, Inc.		(60)
	10.94.01	Unit Purchase Agreement dated November 1, 2012 among Home Health Care Holdings, LLC, Emeritus Corporation, EmeriCare NOC LLC, the members of Home Health Care Holdings, LLC, and Kinderhook Industries, Inc. as seller representative.	(60)
	10.94.02	Put/Call Agreement dated November 1, 2012 by and among Emeritus Corporation, EmeriCare NOC LLC, and the Minority Members.	(60)
	10.94.03	Term Credit Agreement dated February 25, 2013 among Nurse On Call, Inc. and subsidiaries, Home Health Care Holdings LLC, Emericare NOC LLC, Emeritus Properties III, LLC, and Emeritus Corporation, as Guarantors, and KeyBank National Association.	(62)
	10.94.04	Term Promissory Note in the amount of $30,000,000 dated February 25, 2013 between Nurse On Call, Inc. and subsidiaries and KeyBank National Association	(62)
	10.94.05	Term Promissory Note in the amount of $20,000,000 dated February 25, 2013 between Nurse On Call, Inc. and subsidiaries and Cadence Bank, N.A.	(62)
	10.94.06	Amendment to Put/Call Agreement dated November 1, 2012 by and among Emeritus Corporation, EmeriCare NOC LLC and several Minority Members dated February 25, 2013.	(62)
	10.94.07	Buy-Out Agreement as of December 19, 2013 by and among Emeritus Corporation, EmeriCare NOC LLC and the Minority Members of NOC.	(65)
10.95	Documents Relating to HUD Financing with KeyCorp Real Estate Capital Markets, Inc. (Olive Grove).
	10.95.01	Security Agreement dated November 1, 2012 by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
	10.95.02	Deed of Trust dated November 1, 2012 by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
	10.95.03	Deed of Trust Note dated November 1, 2012, in the amount of $4,080,000, by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
10.96	Documents related to the Diablo Lodge Lease.
	10.96.01	Diablo Lodge lease dated January 15, 2013 between Diablo Lodge, LLC, Landlord, and Emeritus Corporation, Tenant.	(62)
10.97	Documents related to the lease of 38 communities from Health Care REIT, Inc. and affiliates ("HCN").

	10.97.01	Master Lease Agreement (Master Lease #7 - MG Facilities - Fannie Lease #2 (PNC)) dated as of September 1, 2013 by and among HCN and Emeritus Corporation.	(64)
10.98	Documents related to the lease of one community from NHI-REIT of Ohio, LLC (Emeritus at Halcyon Village).
	10.98.01	Master Lease dated as of June 28, 2013 by and between Emeritus Corporation and NHI-REIT of Ohio, LLC.	(64)
10.99	Documents Related to Freddie Mac Financing with Berkadia Commercial Mortgage, LLC.
	10.99.01	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of December 3, 2013, between BREA BREA LLC and Fidelity National Title Company as trustee for Berkadia Commercial Mortgage LLC.	(65)
	10.99.02	Multifamily Note dated December 3, 2013 in the amount of $8,400,000 payable to Berkadia Commercial Mortgage LLC.	(65)
	10.99.03	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of December 3, 2013, between BREA Whittier LLC and Fidelity National Title Company as trustee for Berkadia Commercial Mortgage LLC.	(65)
	10.99.04	Multifamily Note dated December 3, 2013 in the amount of $5,850,000 payable to Berkadia Commercial Mortgage LLC.	(65)
21.1	Subsidiaries of the registrant.		(65)
23.1	Consent of independent registered public accounting firm.		(65)
31.1	Certification of Periodic Reports.
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated February 20, 2014.	(65)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated February 20, 2014.	(65)
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated February 20, 2014.	(65)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated February 20, 2014.	(65)
101	XBRL Files
	101.INS	XBRL Instance Document	(65)
	101.SCH	XBRL Taxonomy Extension Schema	(65)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(65)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	(65)
	101.LAB	XBRL Taxonomy Extension Label Linkbase	(65)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(65)

	Footnotes
*	Indicates a management contract or compensatory plan or arrangement.
(1)
Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 29, 1996 and incorporated herein by reference. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports, and its proxy statements, are filed with the SEC under File No. 1-14012.)

(2)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 14, 1996 and incorporated herein by reference.
(3)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 1996 and incorporated herein by reference.
(4)	Filed as the indicated Exhibit to Amendment No. 2 to Registration Statement on Form S-3 filed on August 14, 1997 and incorporated herein by reference (SEC File No. 333-20805).
(5)	Filed as the indicated Exhibit to Amendment No. 3 to Registration Statement on Form S-3 filed on October 29, 1997 and incorporated herein by reference (SEC File No. 333-20805).
(6)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2000 and incorporated herein by reference.

(7)	Filed as the indicated appendix to Definitive Proxy Statement filed on August 3, 2000 and incorporated herein by reference.
(8)	Filed as the indicated Exhibit to Form 8-K filed on October 14, 2003 and incorporated herein by reference.
(9)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 7, 2003 and incorporated herein by reference.
(10)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2004 and incorporated herein by reference.
(11)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 30, 2004 and incorporated herein by reference.
(12)	Filed as the indicated Exhibit to Form 8-K filed on October 5, 2004 and incorporated herein by reference.
(13)	Filed as the indicated Exhibit to Form 8-K filed on March 9, 2005 and incorporated herein by reference.
(14)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 13, 2005 and incorporated herein by reference.
(15)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference.
(16)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(17)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.
(18)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2006 and incorporated herein by reference.
(19)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference.
(20)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
(21)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 10, 2007 and incorporated herein by reference.
(22)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2007 and incorporated herein by reference.
(23)	Filed as the indicated Exhibit to Form 8-K filed on June 13, 2007 and incorporated herein by reference.
(24)	Filed as the indicated Exhibit to Registration Statement on Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference (SEC File No. 333-141801).
(25)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(26)	Filed as the indicated Exhibit to Form 8-K filed on January 26, 2012 and incorporated herein by reference.
(27)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2007 and incorporated herein by reference.
(28)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed December 31, 2007 and incorporated herein by reference (SEC File No. 333-148400).
(29)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 11, 2011 and incorporated herein by reference.
(30)	Filed as the indicated Exhibit to Form 8-K filed on February 12, 2008 and incorporated herein by reference.
(31)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 09, 2008.
(32)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 08, 2008.
(33)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 10, 2008.
(34)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference.
(35)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2009.
(36)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 6, 2009.
(37)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2009.
(38)	Filed as the indicated Exhibit to Form 8-K filed on January 11, 2010 and incorporated herein by reference.
(39)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2010 and incorporated herein by reference.
(40)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2010 and incorporated herein by reference.

(41)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 2, 2010 and incorporated herein by reference.
(42)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2010.
(43)	Filed as the indicated Exhibit to Form 8-K filed on May 18, 2010 and incorporated herein by reference.
(44)	Filed as the indicated Exhibit to Form 8-K filed on May 19, 2010 and incorporated herein by reference.
(45)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed June 10, 2010 and incorporated herein by reference (SEC File No. 333-167448).
(46)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 9, 2010.
(47)	Filed as the indicated Exhibit to Form 8-K filed on November 4, 2010 and incorporated herein by reference.
(48)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 5, 2010.
(49)	Filed as the indicated Exhibit to Form 8-K filed on January 20, 2011 and incorporated herein by reference.
(50)	Filed as the indicated Exhibit to Form 8-K filed on February 17, 2011and incorporated herein by reference.
(51)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 6, 2011 and incorporated herein by reference.
(52)	Filed as the indicated Exhibit to Form 8-K filed on June 6, 2011 and incorporated herein by reference.
(53)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 5, 2011 and incorporated herein by reference.
(54)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 4, 2011 and incorporated herein by reference.
(55)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 7, 2009.
(56)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 8, 2012 and incorporated herein by reference.
(57)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 4, 2012 and incorporated herein by reference.
(58)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 3, 2012 and incorporated herein by reference.
(59)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 6, 2012 and incorporated herein by reference.
(60)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference.
(61)
Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference. Certain data has been redacted subject to a confidential treatment request with the SEC.

(62)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 3, 2013 and incorporated herein by reference.
(63)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference.
(64)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 5, 2013 and incorporated herein by reference.
(65)	Filed herewith.