Form 10-K/A
period 2013-12-31
EMERITUS CORP\WA\
filed 2014-04-30
CIK 1001604

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
As of January 31, 2014, 48,571,423 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

In this report, unless the context otherwise requires, the terms “Emeritus,” the “Company,” “we,” “us,” and “our” refer to Emeritus Corporation and its consolidated subsidiaries.

Emeritus is filing this Amendment No. 1 on Form 10-K/A (this “Amendment” or “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2014 (the “Original Filing”), for the purpose of including the information required in Part III, Items 10 through 14, that would otherwise have been incorporated by reference to a definitive proxy statement relating to Emeritus’ 2014 annual meeting of shareholders. Because of our pending Merger (defined below), we have postponed our annual meeting of shareholders. We are also including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated herein, this Amendment does not reflect events occurring after the date of the Original Filing, nor does it modify or update the disclosures contained in the Original Filing in any way other than as required to reflect the amendments described above and reflected in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Filing and other filings made with the SEC on or after February 20, 2014.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), which reflect the Company's current views with respect to, among other things, future events and financial performance. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  They often include words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “predict,” “seek,” “should,” “will,” or the negative of those terms, or comparable terminology.  Forward-looking statements include, but are not limited to, statements about the pending merger transaction with Brookdale and the anticipated closing thereof, future financial and operating results, our plans, expectations and intentions, the impact or expected outcome of pending legal proceedings and other similar statements.  These forward-looking statements are all based on our views and assumptions as of the time the statements are made and on currently available information, including but not limited to, operating, financial and competitive information, and are subject to various risks and uncertainties.  Actual results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Original Filing.

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

Merger Agreement with Brookdale

On February 20, 2014, Emeritus Corporation, a Washington corporation (“Emeritus”), entered into an Agreement and Plan of Merger (the “Merger Agreement") with Brookdale Senior Living Inc., a Delaware corporation (“Brookdale”), and Broadway Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of Brookdale (“Merger Sub”). Pursuant to the terms, and subject to the conditions of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into Emeritus (the "Merger"), and Emeritus will continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Brookdale.

The Merger Agreement was unanimously approved by the Board of Directors of each of Emeritus and Brookdale, and Emeritus has agreed to convene a special meeting of its shareholders to consider and vote upon the Merger Agreement and the Merger.

Pursuant to the terms of the Merger, at the effective time of the Merger, each issued and outstanding share of Emeritus common stock (other than shares in respect of which dissenters’ rights are perfected and other than any shares owned by Brookdale or its subsidiaries) will automatically be canceled and converted into the right to receive consideration equal to 0.95 of one share of Brookdale common stock.

We expect that the Merger will close in the third quarter of 2014, subject to the satisfaction of closing conditions, including, among other things, (i) shareholder approval of the Merger Agreement by the Emeritus shareholders and Brookdale shareholders, (ii) absence of legal impediments preventing consummation of the Merger, (iii) the effectiveness of the registration statement on Form S-4 filed by Brookdale relating to the shares of Brookdale common stock to be issued in the Merger, (iv) approval by the New York Stock Exchange of the listing of shares of Brookdale common stock to be issued to Emeritus shareholders under the Merger Agreement, (v) the receipt of required regulatory approvals and lender consents, (vi) the delivery of opinions from counsel to each of Emeritus and Brookdale to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, and (vii) the absence of a material adverse effect with respect to the Company.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors currently consists of nine directors. The table below sets forth certain information regarding the directors of the Company, including ages as of March 31, 2014:

Name	Age	Position
Daniel R. Baty	70	Chairman of the Board
Granger Cobb	53	Chief Executive Officer, President, and Director
H. R. Brereton Barlow	64	Director
Stanley L. Baty	42	Director
Bruce L. Busby	70	Director
Stuart Koenig	61	Director
James R. Ladd	71	Director
Richard W. Macedonia	70	Director
Robert E. Marks	62	Director

Daniel R. Baty is one of the founders of Emeritus and has served as a member of our board of directors since our inception in 1993 and as Chairman since April 1995.  Mr. Baty also served as our Chief Executive Officer from the founding of Emeritus until the completion of the Summerville Senior Living, Inc. ("Summerville") acquisition in 2007, and as our Co-Chief Executive Officer until January 2011.  Mr. Baty remains an employee and executive officer of our Company.  Mr. Baty served as the Chairman of the board of directors of Holiday Retirement Corporation from 1987 to 2007 and served as its Chief Executive Officer from 1991 through September 1997.  Since 1984, Mr. Baty has also served as Chairman of the board of directors of Columbia Pacific Group, Inc. and, since 1986, as Chairman of the board of directors of Columbia Pacific Management, Inc.  Both of these companies are wholly owned by Mr. Baty and engage in developing senior living communities and providing consulting services for that market.  Mr. Baty is the father of Stanley L. Baty, a current director of our Company.  We believe Mr. Baty is qualified to serve on our board of directors because he brings extensive executive and board-level experience in the domestic and international healthcare industries, including the areas of real estate transactions, operations, management and corporate finance, and in-depth knowledge of our business as one of our co-founders and as one of our largest shareholders.

Granger Cobb has served as our President and Chief Executive Officer since January 2011 and as a member of our board of directors since September 2007.  Mr. Cobb previously served as our President and Co-Chief Executive Officer since September 2007, when we completed our acquisition of Summerville.  He served as President, Chief Executive Officer and a director of Summerville from 2000 until the September 2007 Summerville acquisition.  Mr. Cobb joined Summerville in 1998 with its acquisition of Cobbco, Inc., a California-based assisted living company founded by Mr. Cobb in 1989.  Mr. Cobb is active in several industry associations and has served on the Boards of Directors of the Assisted Living Federation of America (“ALFA”), the National Investment Center for the Seniors Housing & Care Industry (“NIC”), and the political action committees for ALFA and the California Assisted Living Association (“CALA”).  Mr. Cobb is the brother of Melanie Werdel, our Executive Vice President—Administration.  We believe Mr. Cobb is qualified to serve on our board of directors because he brings extensive executive management and operating experience in the senior residential, assisted living, and skilled nursing industries, and in-depth knowledge of our business as our chief executive officer.

H. R. Brereton Barlow has served as a member of our board of directors since March 2011.  Mr. Barlow has served as the Chief Executive Officer of Premera Blue Cross ("Premera") since 2000.  Mr. Barlow joined Premera in 1997 as its Chief Financial Officer and was promoted to serve as Chief Operating Officer.  Previously, he served as Chief Financial Officer of Health Net, a major subsidiary of Health Systems International, a health maintenance organization, and AHI Healthcare Systems Inc., a primary and specialty care provider network.  Prior to his employment with Health Net and AHI Healthcare Systems Inc., Mr. Barlow was a partner with Deloitte & Touche, LLP and he is a certified public accountant.  Mr. Barlow currently serves on several boards of directors, including Blue Cross Blue Shield Association, National Institute for Health Care Management, Premera Blue Cross, and Washington Healthcare Forum.  He also serves on the advisory board of the University of Washington’s Foster School of Business.  Mr. Barlow brings to the board extensive executive experience in the healthcare industry, particularly in accounting, finance and operations.

Stanley L. Baty has served as a member of our board of directors since September 2004.  Mr. Baty is the son of Daniel R. Baty, chairman of our board of directors.  Since November 1996, Mr. Baty has served as the Vice President of Columbia Pacific Management, Inc., where he is responsible for real estate related investment decisions.  From 1994 to 1996, Mr. Baty was a financial analyst for Nomura Securities Corporation.  We believe Mr. Baty is qualified to serve on our board of directors because he brings experience in real estate investment and operations, acquisitions and financial analysis.

Bruce L. Busby has served as a member of our board of directors since April 2004.  Mr. Busby has 27 years of experience in the health care industry and served as Chairman and Chief Executive Officer of The Hillhaven Corporation (“Hillhaven”) from 1993 until its merger with Vencor, Inc. in 1995.  Hillhaven was a publicly-held operator of skilled nursing facilities and other health care related businesses based in Tacoma, Washington.  Mr. Busby, who was a certified public accountant for over thirty years, has been retired since 1995.  We believe Mr. Busby is qualified to serve on our board of directors because he brings extensive executive and board experience from the healthcare industry, particularly in accounting, finance and operations.

Stuart Koenig has served as a member of our board of directors since September 2007, when we completed the Summerville acquisition.  Effective July 1, 2013, Mr. Koenig became a senior partner in ARES Management LLC, which acquired AREA Property Partners, where Mr. Koenig had been a partner of the firm and its Chief Financial Officer since 1995.  Prior to 1995, Mr. Koenig was a Vice President in the Real Estate Principal Investment Area of Goldman, Sachs & Co. where he served as Controller and Director of Investor Relations for the Whitehall real estate investment funds.  We believe Mr. Koenig is qualified to serve on our board of directors because he brings extensive executive experience in real estate and healthcare industry investments, investor relations, financial management and executive compensation.

James R. Ladd has served as a member of our board of directors since September 2010.  Mr. Ladd is a retired partner of Deloitte & Touche, LLP, in which he served as managing partner of the Seattle and Tokyo offices.  Subsequently he has served in other executive, finance and operations management positions.  Mr. Ladd most recently has served as Senior Vice President for Finance & Operations for the Institute for Systems Biology from October 2009 to June 2013, was a partner in the consulting firm of Tatum, LLC, from March 2004 to February 2012, and Executive Vice President, Finance and Operations, for City University of Seattle from March 2004 to June 2007.  He is a member and immediate past Chairman of the board of trustees of Seattle Children’s Hospital and also serves as lead director on the board of directors of Sparling, Inc.  Mr. Ladd is a certified public accountant, was a member of the board of directors of the Washington Society of CPAs from June 2007 to May 2012 and chairman of that board from 2010 to 2011, and was a member of the Governing Council of the American Institute of CPAs from October 2009 to October 2012.  We believe Mr. Ladd is qualified to serve on our board of directors because he brings extensive executive and board experience from both the public and private sectors, particularly in finance and accounting.

Richard W. Macedonia has served as a member of our board of directors since November 2008.  Since September 2007, Mr. Macedonia has served as Chief Executive Officer Emeritus of Sodexho, Inc., a provider of integrated food and facilities management services.  From January 2004 to September 2007, Mr. Macedonia served as Chief Executive Officer and Chief Operating Officer of Sodexo, Inc.  Mr. Macedonia began his career with Sodexho Alliance SA in 1968 as a unit manager in the Campus Services Division.  Mr. Macedonia held various positions at Sodexo and its affiliates from June 2003 to 2007, including Group Chief Operating Officer of Sodexo Alliance SA, Executive Vice President, President and Chief Executive Officer of Sodexo North America and President of Sodexho’s Health Care Services Division.  Mr. Macedonia has served in various executive management positions with predecessor companies SAGA Corporation and Marriott International, Inc. and was appointed as a Division Vice President with Sodexo in 1998. We believe Mr. Macedonia is qualified to serve on our board of directors because he brings extensive executive experience in the food services, facilities management and healthcare services industries, as well as leadership in the areas of corporate diversity and best places to work practices.

Robert E. Marks has served as a member of our board of directors since July 2005.  Since 1994, Mr. Marks has been the President of Marks Ventures, LLC, a private equity investment firm.  Mr. Marks is a director and Chairman of the Audit and Finance Committee of Denny’s Corporation, as well as a member of the board of directors and Chairman of the Audit Committee of Trans World Entertainment Corporation (NASDAQ: TWMC). Mr. Marks also serves on the board of trustees of the Greenwich, Connecticut Public Library, the board of trustees of the Greenwich Field Club, the board of trustees of The International Rescue Committee and Stanford University’s Alumni Committee on Trustee Nominations. We believe Mr. Marks is qualified to serve on our board of directors because he brings extensive finance, investment and executive compensation experience in service industries.

Executive Officers

The following table presents certain information about our executive officers as of March 31, 2014.

Name	Age	Position
Daniel R. Baty	70	Chairman of the Board
Granger Cobb	53	President and Chief Executive Officer
Robert C. Bateman	51	Executive Vice President — Finance and Chief Financial Officer
Chris Hyatt	40	Executive Vice President — Operations and Chief Operating Officer
Mark A. Finkelstein	55	Executive Vice President — Corporate Development, General Counsel and Corporate Secretary
Melanie Werdel	43	Executive Vice President — Administration
Budgie Amparo	50	Executive Vice President — Quality Services and Risk Management
Susan Coppola	51	Senior Vice President — Compliance
Jayne Sallerson	51	Executive Vice President — Sales and Marketing
Steven C. Tarr	60	Executive Vice President — Information Technology

Information about our executive officers Messrs. Baty and Cobb is set forth above under Board of Directors.

Robert C. Bateman has served as our Executive Vice President—Finance and Chief Financial Officer since December 2009.  Prior to joining Emeritus, and throughout most of 2009, Mr. Bateman was Chief Financial Officer and Corporate Secretary of EagleView Technologies, Inc., a provider of detailed measurements from aerial images.  From 2007 to 2009, Mr. Bateman was Chief Financial Officer of VisionGate, Inc., a medical device company.  From 2004 to 2006, Mr. Bateman served as Senior Vice President and Chief Financial Officer of Fisher Communications, Inc., a publicly-held communications and media company (as of August 2013, a wholly owned subsidiary of Sinclair Broadcast Group) and from 2003 as its Vice President—Finance.  Mr. Bateman currently serves on the Operator Advisory Board for NIC and on ALFA’s CFO Executive Roundtable.  Mr. Bateman has 27 years of experience in various financial and administrative capacities, including nine years at Ernst & Young LLP, and subsequently served as chief financial officer of five healthcare and technology companies, prior to joining Emeritus, three of which were publicly traded companies.  Mr. Bateman is a certified public accountant and a certified management accountant.

Chris Hyatt has served as our Executive Vice President—Operations and Chief Operating Officer since April 2010.  Mr. Hyatt previously served as our Senior Vice President—Operations since July 2009.  Mr. Hyatt joined Emeritus in 1998 and was a Regional and Divisional Director of Operations until he was promoted to Vice President—Operations for the Southeast Division in May 2007.  Mr. Hyatt has an extensive multi-site senior housing management background in operations, sales and marketing and quality services, including experience in the retirement living, assisted living, memory care and skilled nursing industry sectors.  Prior to joining Emeritus, Mr. Hyatt worked in the acute care industry for seven years and has over 20 years of experience in the healthcare industry.  Mr. Hyatt has also served on and assisted in grass roots campaigns/committees with several state and local affiliations over the last decade.

Mark A. Finkelstein has served as our Executive Vice President—Corporate Development and General Counsel since December 2011, and also as Corporate Secretary since May 2012.  Prior to joining Emeritus, Mr. Finkelstein served as a strategy advisor for private investment management firms in the United States and Europe and as the chief executive officer and a member of the board of directors of Novellus Capital Management, LLC, a specialized asset management firm.  Prior to being appointed chief executive officer at Novellus, he served as that firm’s chief operating officer.  From 1986 to 2006, he practiced law with the Seattle law firm of Graham & Dunn P.C., where he specialized in mergers and acquisitions, complex financing strategies, and other corporate transactions.

Melanie Werdel has served as our Executive Vice President—Administration since joining Emeritus in September 2007 upon completion of the Summerville acquisition.  Ms. Werdel previously served as Senior Vice President, Administration for Summerville, overseeing corporate compliance, licensing standards and requirements and Summerville’s overall risk management and operational policies and procedures, from December 2001 until we completed the Summerville acquisition.  Prior to joining Summerville in 1998, Ms. Werdel served as the Vice President of Administration for Cobbco, Inc., a California-based assisted living and skilled nursing company founded by Mr. Cobb.  Ms. Werdel has over 20 years of long-term care management experience and serves on the Executive Board of Directors for American Seniors Housing Association

(ASHA).  Ms. Werdel serves on the Government Relations Executive Roundtable for ALFA.  Ms. Werdel is the sister of Mr. Cobb.

Budgie Amparo has served as our Executive Vice President—Quality Services and Risk Management since April 2010.  Mr. Amparo previously served as our Senior Vice President—Quality and Risk Management since joining Emeritus in September 2007, upon completion of the Summerville acquisition.  Mr. Amparo served as Vice President of Quality and Risk Management for Summerville from 2002 until we completed the Summerville acquisition.  Mr. Amparo is a registered nurse with a master’s degree in nursing and has 26 years of combined healthcare experience in nursing education, acute care, skilled nursing, and assisted living.  Prior to joining Summerville, Mr. Amparo worked for Kaiser Permanente where he opened Kaiser Permanente’s first subacute skilled nursing facility in northern California in 2002.  Mr. Amparo also spent 10 years with Mariner Post-Acute Network in a variety of positions including overseeing quality assurance, clinical operations, and regulatory compliance for over 40 skilled nursing facilities in 11 states.  Mr. Amparo is a member of the Clinical Executive Roundtable for ALFA.

Susan Coppola has served as our Senior Vice President—Compliance since March 2013.  Prior to joining Emeritus, Ms. Coppola was with Sun Healthcare Group, Inc., serving most recently as Senior Vice President of Compliance and Audit and chief compliance officer and previously as Senior Vice President of Clinical Operations and chief clinical officer.  From 2006 to 2013, Ms. Coppola was a principal of Landmark Health Solutions, a healthcare management and consulting firm specializing in the post-acute healthcare industry.  From 2002 to 2007, Ms. Coppola was Senior Vice President of Clinical Operations for Harborside Healthcare, a skilled nursing and rehabilitation services provider in Boston, Massachusetts.  From 2000 to 2002, Ms. Coppola was a manager in the healthcare consulting practice of PriceWaterhouseCoopers.  Ms. Coppola has over 25 years of experience in the healthcare industry, in both clinical and management roles.

Jayne Sallerson has served as our Executive Vice President—Sales and Marketing since April 2010.  Ms. Sallerson previously served as our Senior Vice President—Marketing since September 2008.  Ms. Sallerson joined Emeritus as Vice President of Marketing in September 2007, upon completion of the Summerville acquisition.  Prior to joining Emeritus, Ms. Sallerson served as Vice President of Sales and Marketing for Summerville from 2003 to 2007 after having served as a Regional Director of Sales and Marketing for Summerville from 2000 to 2003.  Ms. Sallerson has 29 years of sales and marketing experience in the healthcare and senior living industries.  Prior to working in the senior housing industry, Ms. Sallerson worked in the skilled nursing, durable medical equipment and rehabilitation industries in various sales and marketing roles.  Ms. Sallerson is a member of the Sales and Marketing Executive Roundtable for ALFA and is a member of the organization's Operational Excellence Panel.

Steven C. Tarr, Ph.D. has served as our Executive Vice President—Information Technology since April 2013.  Since 2005, Mr. Tarr has been the principal and executive chief information officer of Steve Tarr Consulting, LLC, providing technology management consulting services to healthcare systems, technology firms, and universities; engagements included serving as the consulting chief information officer for the Santa Clara Valley Health and Hospital System in San Jose, California, and at the John C. Lincoln Health Network in Phoenix, Arizona.  From 2007 to 2009, Mr. Tarr was the chief information officer for Northwest Hospital and Medical Center in Seattle, Washington and, from 2001 to 2005, was the chief technology officer for the University of Washington Medical Center.  From 1984 to 2001, Mr. Tarr held management positions in a number of telecommunications companies.  Mr. Tarr has over 28 years of experience in information technology management.  In addition, Mr. Tarr was a faculty member at the University of Massachusetts from 2012 to 2013 and at Washington State University from 2009 to 2010.  Mr. Tarr is currently a member of the Washington State University College of Business National Board of Advisors and the past chairman of the Washington State University Information Systems Advisory Board.

Board Leadership Structure

The board of directors is responsible for overseeing the exercise of corporate power, ensuring that the Company’s business and affairs are managed to meet our stated goals and objectives, and that the long-term interests of the shareholders are served.

Mr. Daniel Baty is chairman of the board of directors and Mr. Cobb is our president and chief executive officer.  Mr. Baty is a founder of the Company as well one of our largest shareholders, and has extensive healthcare industry experience.  In accordance with our Corporate Governance Guidelines, a copy of which is available on our website at http://www.emeritus.com/Investors, the board of directors does not have a policy on whether the same person should serve as both the chief executive officer and chairman of the board of directors or, if the roles are separate, whether the chairman should be selected from the nonemployee directors or should be an employee.  The board of directors believes that it should have the flexibility to make these determinations at any given point, and in a manner that it believes is best to provide appropriate leadership for the Company.  The board believes that its current leadership structure, with Mr. Baty serving as chairman and Mr. Cobb serving as president and chief executive officer, is appropriate given their past experience.

Our board leadership also includes active independent directors.  The independent directors meet in an executive session at board meetings, as deemed necessary, and each of our standing board committees (discussed further below) is comprised solely of, and led by, independent directors.  In 2010, the independent directors elected Mr. Koenig to serve as lead independent director.  The lead independent director presides at each executive session and at all meetings of the board at which the chairman is not present.  The lead independent director also has the authority to call meetings of the independent directors.  Our chief executive officer consults periodically with the lead independent director on board-related matters and on issues facing the Company.  In addition, the lead independent director serves as the principal liaison between the chairman and the independent directors.

Risk Oversight

The board of directors has overall responsibility for risk oversight, including, as part of regular board and committee meetings, general oversight of executives’ management of risks relevant to the Company.  A fundamental part of risk oversight is not only understanding the material risks a company faces and the steps management is taking to manage those risks, but also understanding what level of risk is appropriate for the Company.  The involvement of the board of directors in reviewing our business strategy is an integral aspect of the board’s assessment of management’s tolerance for risk and also its determination of what constitutes an appropriate level of risk for the Company.

The board of directors, among other things, approves acquisitions, dispositions and other transactions, advises management on key financial and business objectives, and monitors our progress with respect to these matters.  The entire board of directors is engaged in risk management oversight.  In its oversight role, the board reviews financial and operating performance, including occupancy trends, debt maturities and economic conditions, at least quarterly.  The board annually reviews our strategic plan, which addresses, among other things, enterprise risks facing the Company.

While the full board has overall responsibility for risk oversight, the board has delegated responsibility related to certain risks to the Audit Committee, the Compliance Committee, and the Compensation Committee.  The Audit Committee is responsible for reviewing the Company’s risk assessment and risk management policies, as well as discussing the major risk exposures the Company faces and the steps management takes to monitor and control such exposures.  The Audit Committee receives regular reports from management at its regularly scheduled meetings and other reports as requested by the Audit Committee from time to time.  The Compliance Committee oversees management’s implementation of programs, policies and procedures with respect to legal and regulatory compliance by the Company.  The Compensation Committee is responsible for reviewing and overseeing the management of any risks related to our compensation policies and practices.  The Compensation Committee reviews such risks annually in connection with discussions of various compensation elements and benefits throughout the year.

Information on Committees of the Board of Directors and Meetings

The board of directors has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, a Special Committee of Independent Directors and, beginning in 2013, a Compliance Committee. The following table provides current membership and chairmanship information for each of the committees.

Board Members	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Special Committee of Independent Directors	Compliance Committee

H. R. Brereton Barlow		X			Chair
Bruce L. Busby	X		X
Stuart Koenig		X		Chair
James R. Ladd	X			X	X
Richard Macedonia	Chair		X	X	X
Robert E. Marks		Chair	Chair

Audit Committee.   The NYSE Manual requires that our Audit Committee consist of a minimum of three members, each of whom must satisfy the independence standards of the NYSE Manual and the applicable SEC rules, must be financially literate and at least one member of which must have accounting or related financial management expertise.  Our Audit Committee consists of Messrs. Busby, Ladd, and Macedonia (chairman), each of whom qualifies as independent.  The board of directors has determined that Messrs. Busby, Ladd, and Macedonia each qualify as an “audit committee financial expert” as defined in Item 407(d)(5) of the SEC’s Regulation S-K and that all members of the Audit Committee are financially literate and independent in accordance with the NYSE Manual and applicable SEC rules. The Audit Committee met four times during 2013.

The Audit Committee selects and retains an independent registered public accounting firm to audit the annual financial statements and the internal control over financial reporting, approves the terms of the engagement of the independent registered public accounting firm and reviews and approves the fees charged for audits and for any non-audit assignments.  The Audit Committee’s responsibilities also include overseeing: (i) the integrity of the financial statements and internal controls over financial reporting, which include reviewing the scope and results of the annual audit by the independent registered public accounting firm, any recommendations of the independent registered public accounting firm resulting from the annual audit and management’s response thereto, and any reports from the independent registered public accounting firm regarding critical accounting principles and policies being applied by Emeritus in financial reporting; (ii) compliance with legal and regulatory requirements; (iii) the independent registered public accounting firm’s qualifications and independence; (iv) the satisfactory performance of the independent registered public accounting firm in providing the agreed upon services; and (v) such other related matters as may be assigned to it by our board of directors.  The board has adopted a written charter for the Audit Committee, a copy of which is available on our website at http://www.emeritus.com/Investors.

Compensation Committee.   The NYSE Manual requires that our Compensation Committee consist of entirely independent directors.  The Compensation Committee consists of Messrs. Barlow, Koenig, and Marks (chairman), all of whom are independent in accordance with the NYSE Manual and applicable SEC rules.  The Compensation Committee held ten meetings during 2013.

Our Compensation Committee is responsible for administering our executive compensation programs, including salaries, incentives and other forms of compensation for directors, officers, and our other key employees, making recommendations with respect to such programs to the board of directors, administering the equity incentive plans, and recommending policies relating to benefit plans to the board.  The board has adopted a written Compensation Committee charter that is available on our website at http://www.emeritus.com/Investors.  The Compensation Committee’s charter allows it to delegate its authority in appropriate circumstances to subcommittees or one or more members of the board of directors or Emeritus officers.

In 2013, the Compensation Committee continued to engage its independent compensation consultant, Towers, Watson & Co. (“Towers Watson”).  Representatives of Towers Watson regularly attend the Compensation Committee meetings.  Towers Watson provides information on compensation trends and practices and provides assistance to the Compensation Committee in evaluating our executive compensation policy and programs.  Towers Watson does not provide services to our management without the Compensation Committee’s approval, but has been authorized by the Compensation Committee to work in cooperation with management as necessary to carry out its obligation to the Compensation Committee.  Towers Watson provided information in order to facilitate decision making for the overall compensation strategy for our executives.  This information consisted of a survey group proxy study, general healthcare industry market data, benchmarks for equity awards, and recommendations on types and amounts of equity awards for executive compensation.  During 2013, Towers Watson and its affiliates provided services to the Company that were outside of its duties as an independent consultant to the Compensation Committee. The Compensation Committee determined that the services provided by Towers Watson to the Company do not create a conflict of interest with respect to the services provided to the Compensation Committee.

Although the Compensation Committee determines the compensation and other terms of employment of the named executive officers and other executive officers, the Compensation Committee also relies upon the recommendations of the chief executive officer and the chief financial officer in matters related to the individual performance of the other executive officers because the Compensation Committee believes that the chief executive officer and the chief financial officer are the most qualified to make this assessment.  The Compensation Committee then reviews and considers these recommendations in its deliberations, taking into account each executive officer’s success in achieving individual performance goals and objectives, and the performance goals and objectives deemed relevant.

Nominating and Corporate Governance Committee.  The NYSE Manual requires that our Nominating and Corporate Governance Committee consist entirely of independent directors.  Our Nominating and Corporate Governance Committee consists of Messrs. Busby, Macedonia, and Marks (chairman), all of whom were determined to be independent in accordance with the NYSE Manual and applicable SEC rules.  The Nominating and Corporate Governance Committee held no meetings during 2013, but did from time to time act by unanimous written consent in lieu of a meeting.

The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the board of directors, approving and recommending director candidates to the board, developing and recommending to the board our corporate governance principles and policies, and monitoring compliance with these principles and policies.  The Nominating and Corporate Governance Committee charter establishes director selection guidelines (the “Director Selection Guidelines”) for guidance in determining qualification requirements for directors, board composition criteria, and the procedure for the selection of new directors.  The Director Selection Guidelines are attached as an exhibit to our Nominating and Corporate Governance Committee charter, which is available on our website at http://www.emeritus.com/Investors.

Annually, the Nominating and Corporate Governance Committee considers and recommends to the board a slate of directors for election at the next annual meeting of shareholders (because of the pending Merger, we have postponed our 2014 annual meeting of shareholders).  In selecting the slate, the Nominating and Corporate Governance Committee considers (i) incumbent directors who have indicated a willingness to continue to serve on the board, (ii) other individuals as determined by the Nominating and Governance Committee and (iii) candidates, if any, nominated by our shareholders.  Additionally, if at any time during the year a seat on the board becomes vacant or a new seat is created, the Nominating and Corporate Governance Committee considers and recommends a candidate to the board for appointment to fill the seat.

In accordance with the Director Selection Guidelines, the Nominating and Corporate Governance Committee will consider the following, among other things, in its evaluation of candidates for nomination: personal and professional ethics, training, commitment to fulfilling the duties of the board of directors, commitment to understanding our business, commitment to engaging in activities in our best interests, independence, diversity, industry knowledge, financial or accounting expertise, leadership qualities, public company board of director and committee experience, and other relevant qualifications.  A director candidate’s ability to devote adequate time to board of directors and committee activities is also considered.

The Nominating and Corporate Governance Committee does not have a formal policy with respect to diversity.  However, in accordance with the Director Selection Guidelines, the Nominating and Corporate Governance Committee will consider, among many other factors, diverse backgrounds and experience in business, government, education and other matters, educational and professional background, personal accomplishment, and geographic, gender, age and ethnic diversity in evaluating overall board composition and evaluating appropriate director candidates.  The Nominating and Corporate Governance Committee evaluates each individual in the context of the board of directors as a whole, with the objective of having a board that can best perpetuate the success of the Company's business and represent shareholder interests through the exercise of sound judgment.

Special Committee of Independent Directors.  Our Code of Conduct described below provides that prior to any transaction between the Company and an officer or director, such proposed transaction must be fully disclosed in writing to our board of directors, or a committee of independent directors designated by the board, and must be approved by the board or such committee.  The board maintains a special committee of independent directors, sometimes referred to in this form 10-K/A as the “Independent Directors Committee,” to consider any transaction between a director or officer and the Company and to either approve such proposed transaction or to make recommendations to the board for its approval of the transaction.  The Independent Directors Committee currently consists of Messrs. Koenig (chairman), Ladd, and Macedonia.  This committee is authorized to retain outside advisors and consultants to assist in evaluating the subject transactions.

In general, the board of directors, the Independent Directors Committee or the Audit Committee, as the case may be, determines whether a related party transaction is fair to the Company and our shareholders and, where appropriate, whether the transaction is consistent with similar transactions between independent parties.  Other than the Code of Conduct and Code of Ethics, we have not established written policies and procedures applicable to related party transactions but have relied on these policies, as well as our historical practices and standards.  The related party transactions described below in the section entitled Transactions with Related Persons beginning on page 34 of this form 10-K/A that were entered into since January 1, 2013 were reviewed by the Independent Directors Committee or Audit Committee in accordance with the above practices.

   Compliance Committee.  The Compliance Committee was formed in 2013 and has three members consisting of Messrs. Barlow (chairman), Ladd and Macedonia, all of whom are independent as defined under the listing standards of the NYSE.  The Compliance Committee (a) oversees the implementation by the Company of programs, policies and procedures with respect to legal and regulatory compliance by the Company and its subsidiaries and other affiliates and (b) performs such other duties as designated by the board of directors from time to time.

Compensation Committee Interlocks and Insider Board Participation

The Compensation Committee is comprised of Messrs. Barlow, Koenig, and Marks (chairman), all of whom served on the committee during 2013.  None of the members of the Compensation Committee was an officer or employee of Emeritus during 2013, and none of such members is a former officer of Emeritus.

Code of Conduct, Code of Ethics and Reporting of Concerns

We have adopted a Code of Conduct that provides ethical standards and policies applicable to all of our officers, employees and directors in the conduct of their work.  The Code of Conduct requires that our officers, employees, and directors avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner, and otherwise act with integrity and in our best interest.

We have also adopted a Code of Ethics for our chief executive officer, our chief financial officer, our principal accounting officer and our controller (or persons performing similar functions).  This Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Conduct and the Code of Ethics are available at our website at http://www.emeritus.com/Investors.

We have also established procedures for the confidential and anonymous submission and receipt of complaints regarding accounting and auditing matters, conflicts of interests, securities violations and other matters.  These procedures provide substantial protections to employees who report Company misconduct.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the year ended December 31, 2013, our officers, directors, and greater-than 10% shareholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information on our executive compensation program and the amounts shown in the executive compensation tables that follow.  In this Form 10-K/A, the term “named executive officers” means the five executive officers named immediately below and in the compensation tables that follow.  Our named executive officers for fiscal year 2013 are:

Granger Cobb, President and Chief Executive Officer
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer
Chris Hyatt, Executive Vice President—Operations and Chief Operating Officer
Mark A. Finkelstein, Executive Vice President—Corporate Development, General Counsel and Corporate Secretary
Melanie Werdel, Executive Vice President—Administration

Executive Summary

Our Compensation Committee is responsible for establishing our overall executive compensation strategy and has designed our executive compensation program to provide a competitive compensation and benefits package that reflects Company performance and job complexity, yet ensures job retention, motivation and alignment with the interests of our shareholders.  Our named executive officers’ total compensation is comprised of a mix of base salary, annual incentive compensation, and long-term incentive awards.  We believe our compensation program links the interests of our executive officers to those of our shareholders by rewarding performance that meets or exceeds the goals set by the Compensation Committee.

Our fiscal year 2013 corporate performance and accomplishments were key factors in the compensation decisions and outcomes for the year.  Emeritus’ results for 2013 reflect the resiliency of our business model, the needs-driven nature of our primarily assisted living business and the talent and dedication of our employees.  Our business performed well in 2013 despite overall slow growth in the economy.  We continued to execute our business strategy, including acquisitions.  Our business fundamentals remain consistent, as evidenced by growth in 2013 revenue and revenue per unit in our Same Community Portfolio, which we define as communities that we have operated continuously from January 1, 2012 to December 31, 2013.  Please see Management's Discussion and Analysis of Financial Condition and Results of Operations in our Original Filing for a more detailed description of our 2013 financial results.

A summary of business activity during 2013 compared to 2012 is as follows:

•	Total consolidated operating revenues increased $392.5 million, or 25.0% to $2.0 billion

•	Operating income from continuing operations increased $44.6 million, or 45.7% to $142.4 million

•	Adjusted earnings before interest, taxes, depreciation, amortization and rent (“EBITDAR”) increased $141.6 million, or 36.3%, to $531.4 million

•	Adjusted cash from facility operations (“Adjusted CFFO”) increased $16.7 million or 22.1%

•	The number of communities in our consolidated portfolio increased by a net of 36 communities during 2013, which increased our consolidated unit count by approximately 4,185 units.

For the reconciliation of EBITDAR and Adjusted CFFO to the consolidated financial statements, see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures in our Original Filing.

In keeping with our executive compensation program’s emphasis on pay for performance, compensation awarded to the named executive officers for fiscal year 2013 reflected our financial results and positioning of the Company for the future.  Based on an analysis of the market, base salaries for 2013 for our named executive officers increased between 3% and 17% .  Cash bonuses for 2013 under our annual incentive plan, which rewards performance based on the year-over-year increase in Targeted Adjusted CFFO per share, were awarded at 75.5% of target to our named executive officers.  For purposes of determining the cash bonuses, we define Targeted Adjusted CFFO as cash provided by operating activities in accordance with generally accepted accounting principles, adjusted for changes in operating assets and liabilities, repayment of capital and financing lease obligations, self-insurance reserve adjustments, distributions from unconsolidated joint ventures, transaction costs, transition costs, and unusual income tax items.  This calculation differs from Adjusted CFFO reported externally in that recurring capital expenditures are not deducted.  See Executive Compensation Components—Annual Cash Incentives below.

For the past three years, we have granted performance-based restricted stock awards to our named executive officers to more closely align executive and shareholder interests, promote stock ownership and incentivize achievement of long-term business goals.  The restricted stock awards vest based on a year-over-year increase in annual or average Targeted Adjusted CFFO per share growth, defined in the same manner as for annual cash bonuses.  In prior years, we had granted stock options to our named executive officers that vest based on continued employment.  See Executive Compensation Components—Equity Compensation below.

We held an advisory vote on our executive compensation program (commonly referred to as the “say on pay” vote) at our annual meeting of shareholders held on May 24, 2011, as required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  Our shareholders also supported at that meeting holding future say on pay votes every three years at meetings of shareholders at which directors are elected. Our 2011 say on pay proposal received substantial majority support from shareholders (over 86% “For” votes).  We interpreted this shareholder support as confirmation that our executive pay program and practices are reasonable and well-aligned with shareholder expectations.  The Compensation Committee and management considered the results of that vote and, to promote increased alignment of executive compensation with shareholder interests, decided to grant equity awards to the named executive officers that are performance-based, and not solely service-based, as had been historical practice.  Given the high approval level for the say on pay vote from our shareholders, we did not make other significant changes to our executive compensation program in fiscal years 2013, 2012, or 2011. We are committed to being responsive to shareholder feedback, and the results of our triennial say on pay votes are an important consideration in the Compensation Committee’s discussions and decisions about our executive pay program.

Executive Compensation Program Objectives

Our executive compensation program is designed to attract quality executive personnel who are capable of leading us to accomplish our strategic and financial performance objectives and to retain and motivate these executives in order to achieve superior performance.  Thus, our executive program offers competitive compensation opportunities that link executive compensation to Company and individual performance and align the executive officers’ financial interests with those of our shareholders.

The compensation program generally follows these guidelines:

•	Implement competitive pay practices that take into account the compensation practices of companies in our survey group;

•
Target total compensation (salary, annual cash incentives at target and equity incentives) at approximately the 50th percentile of compensation paid to individuals in comparable positions at companies in our survey group;

•	Incorporate a pay-for-performance philosophy designed to reward the named executive officers and other executive officers for achievement of annual corporate and individual goals;

•
Design equity-based incentives to motivate the named executive officers and other executive officers to achieve long-term strategic goals and to allow them to participate in the benefits they achieve for our shareholders; and

•	Provide the proper incentives without encouraging excess risk.

We believe that a mix of both cash and equity-based compensation is effective in retaining and motivating our executive officers to accomplish our annual and long-term objectives. There is no set allocation made between cash and equity compensation but it generally follows market practice.

Setting Executive Compensation

Role of Compensation Committee

The Compensation Committee is responsible for setting our overall compensation strategy and aligning it to our business goals.  This includes determining the compensation of our executive officers, including our named executive officers, overseeing the equity incentive plans and other benefit plans and ensuring that all Emeritus compensation programs are reasonable and competitive.

In 2013, the Compensation Committee continued to engage its independent compensation consultant, Towers Watson, to provide information to it on compensation trends and practices and to assist it in evaluating our executive compensation policy and programs.  Representatives of Towers Watson regularly attended Compensation Committee meetings during 2013.  Towers Watson does not provide services to Emeritus management without the Compensation Committee’s approval, but is authorized by the Compensation Committee to work with management as necessary to carry out its obligations to the Compensation Committee.  To facilitate the Compensation Committee’s review and decision making for the overall executive compensation strategy, Towers Watson provided the Compensation Committee with a survey group proxy study, general healthcare industry market data, benchmarks for stock compensation, and recommendations on types and amounts of equity awards for executives.

The Compensation Committee reviewed a compensation program analysis for 2013 compensation, prepared by Towers Watson, which reported on the aggregate level of total compensation of our executives, as well as the combination of elements used to compensate the executive officers, and compared the compensation of our executive officers to that of named executive officers of other companies.  The surveys reviewed as a part of this analysis by the Compensation Committee to assist in its decision making were the 2013 Mercer Executive Compensation Survey and the 2013 Towers Watson Executive Compensation Assessment.  The Compensation Committee reviewed compensation levels at the 50th percentile of the foregoing market studies, which included three of the companies referred to as our “peer group” in our Original Filing, and an additional 12 companies in related fields as a reference point of competitive compensation levels.  These 15 companies are referred to collectively as our “survey group.”  The basis for inclusion in our survey group is that the company is a healthcare provider with a similar amount of gross revenue, similar number of employees and executive positions that are similar in complexity and responsibility.  For 2013, the companies that comprised the survey group were as follows:

Amedisys, Inc.	Gentiva Health Services, Inc.	Lifepoint Hospitals, Inc.
Brookdale Senior Living Inc. *	Health Management Associates, Inc.	National Healthcare Corp.
Capital Senior Living Corp. *	Healthsouth Corp.	Select Medical Holdings Corporation
Chemed Corp.	Kindred Healthcare, Inc.	Skilled Healthcare Group, Inc.
Five Star Quality Care, Inc. *	LCH Group, Inc.	The Ensign Group, Inc.

* Indicates a “peer group” company identified in the stock performance graph in our Original Filing.

The Compensation Committee placed more emphasis on the data related to the survey group than on the data related to the market studies in its determination of executive compensation.  The survey group provides a gage of compensation levels from external sources and allows us to assess their compensation practices.  In addition, the survey group provides a reference point for establishing corporate performance expectations for our incentive programs.  We believe that executive compensation should consist of base salaries that are competitive with those of our survey group, an annual incentive plan designed to incentivize our executive officers, and long-term equity incentive awards.  We target these items of compensation to be at the 50th percentile of a combination of our survey group and the market studies.  For 2013, total direct compensation, which includes base salary, annual cash incentives at target, and equity incentives for the named executive officers was between the 50th and 75th percentiles of a combination of our survey group and the market studies.  We believe that this appropriately reflects the size of our Company and the goals we have for Company growth and that it will allow us to attract and retain quality executives.

Role of Executive Officers

Although the Compensation Committee determines the compensation and other terms of employment of the named executive officers and other executive officers, the Compensation Committee also relies upon the recommendations of the chief executive officer and the chief financial officer in matters related to the individual performance of the other executive officers because the Compensation Committee believes those individuals are the most qualified to make this assessment.  The Compensation Committee then reviews and considers these recommendations in its deliberations, taking into account each executive officer’s success in achieving individual performance goals and objectives, and the performance goals and objectives deemed relevant.

Our executive management is responsible for assessing the risks associated with the compensation practices and policies for all employees, including risk-taking incentives and risk-mitigating factors in practice and policy, with review and oversight by the Compensation Committee.  Management and the Compensation Committee believe that our compensation programs do not motivate or encourage unnecessary or excessive risk taking by our employees and that we do not utilize compensation policies or practices creating risks that are reasonably likely to have a material adverse effect on the Company.

Executive Compensation Components

Executive compensation generally consists of three components: base salary, annual cash incentives, and long-term equity incentive awards.  The Compensation Committee may also award discretionary bonuses to executive officers from time to time as it deems appropriate.  The Compensation Committee has established each executive’s compensation package by considering the salaries of executive officers in similar positions in companies in the same and related industries as Emeritus, the experience and contribution levels of the individual executive officer, and our financial performance.  Although we target total compensation including salary, target annual cash incentives, and equity incentives at the 50th percentile of compensation in our survey group and market studies, the actual level of total compensation varies based on corporate and/or individual performance.

The following summarizes our executive compensation program components for 2013.

Compensation Component	Objectives	Key Features
Base salaries	Provide a fixed level of cash compensation to reward experience, skills and knowledge relative to the market value of the job.
Targeted at the 50th percentile of our survey group and market studies, but varies based on skills and experience.

Adjustments are considered annually based on performance, level of pay relative to the market and internal pay policy.

Annual cash incentive awards
Reward achievement of annual corporate and individual strategic goals.

Align executive officers’ interests with those of our shareholders by promoting strong annual results through Targeted Adjusted CFFO.

Retain executive officers by providing market-competitive compensation.

Cash awards based on achievement of corporate and individual goals.

Awards are split evenly between corporate and individual performance.

Payouts can range from 0% to 150% of target incentive amounts.

Discretionary bonuses may be awarded as deemed appropriate.

Long-term incentive awards (equity awards)
Align executive officers’ interests with those of our shareholders by linking compensation to long-term share performance.

Provide opportunities for stock ownership and wealth creation.

Promote attraction and retention of executives.

Targeted at a level that will provide total compensation (base, annual incentives at target and equity awards) approximating the 50th percentile of our survey group's total compensation.

Equity awards provided in the form of restricted stock that vests over four years based on the achievement of annual performance goals.

Nonqualified deferred compensation	Provide an opportunity for retirement savings in a tax-efficient manner.
Allows the executive officers to defer receipt of up to 25% of their salary and bonus.

Mandatory employer match of 25% of executive officer deferrals annually.

Balances in the plan are unfunded obligations. Investment return on balances are linked to the returns of actual mutual funds and do not generate any above market returns.

Base Salaries.  Base salaries are established initially based on the experience, skills, knowledge, and responsibilities required of each executive officer, as well as market compensation trends.  Salaries are generally targeted at approximately the 50th percentile of our survey group and market studies, but may be adjusted by the Compensation Committee above or below the median based on an executive officer’s expertise, performance, and knowledge relative to the market value of the job.  Base salaries are subject to annual review and adjustment.  Achievement of individual and corporate goals along with the executive officer’s level of responsibility, competitive factors and our internal policies regarding salary increases were considered in determining 2013 salary increases.  Under our internal policies, an executive may be awarded an annual salary increase of up to 3.0% based on performance with additional amounts awarded to approximate the 50th percentile of our survey group and market studies.

The following table provides each named executive officer’s base salary increase for 2013, which became effective January 1, 2013, and how that salary compared to the market median.  Base salary amounts are as of December 31 for the years indicated. Messrs. Hyatt and Finkelstein received percentage increases in excess of 3.0% in order to align their base salaries to approximately the 50th percentile of our survey group and market studies.

	2013 Base Salary	2012 Base Salary	Percentage Increase	Salary as a Percentage of Market Median— Market Studies	Salary as a Percentage of Market Median— Survey Group
Granger Cobb	$775,000	$750,000	3.3%	97%	103%
Robert C. Bateman	375,000	363,000	3.0%	87%	83%
Chris Hyatt	475,000	411,125	16.0%	99%	88%
Mark A. Finkelstein	350,000	300,000	17.0%	103%	88%
Melanie Werdel	315,937	306,735	3.0%	99%	77%

Annual Cash Incentives.   Our annual cash incentive program gives our executive officers, including the named executive officers, the opportunity to earn an annual cash award based on achievement of corporate financial goals and pre-established individual performance objectives.  For 2013, corporate goals under the annual incentive program were based on an annual increase in Targeted Adjusted CFFO per share. The Compensation Committee believes that linking executive performance to increases in Targeted Adjusted CFFO per share drives overall Company performance in such areas as revenue growth, expense control, optimal capital structure, and cash-producing acquisitions, which in turn increases the value of our Company.  The annual incentive plan for 2013 established thresholds for minimum, target and maximum annual incentive cash payouts based on an increase in Targeted Adjusted CFFO per share, as defined above, of $0.69.  An annual cash pool is established based on achievement of the Targeted Adjusted CFFO per share goal.  Once the cash pool has been established, individual amounts are approved from this pool for each of the executive officers participating in the plan.  Amounts are payable from this pool based on achievement of both the corporate financial goal and pre-established individual performance goals.  For 2013, the minimum threshold required for any payout under the annual incentive program was established at 50% of the Targeted Adjusted CFFO increase of $0.69 per share, or approximately $0.35 per share.  The maximum payout was established at 120% of the Targeted Adjusted CFFO per share increase, or approximately $0.83 per share.  The minimum threshold must be met in order for any annual incentive cash pool to be created.

The following table sets forth the criteria for the 2013 annual cash incentive payouts:

	2013 Adjusted Per-Share CFFO Growth	Adjusted CFFO Growth(% of Target)	2013 Cash Pool Payout % (% of Target Bonus)
Maximum payout	$0.83	120%	150%
	0.79	115%	130%
	0.76	110%	115%
	0.72	105%	105%
Target payout	0.69	100%	100%
	0.66	95%	95%
	0.60	88%	90%
	0.53	78%	85%
	0.45	65%	80%
Minimum payout threshold	0.35	50%	75%

For 2013, Mr. Cobb had a target annual incentive payout equal to 130% of his base salary, in accordance with the terms of his employment agreement. Mr. Hyatt had a target annual incentive payout equal to 100% of his base salary, and each of the other named executive officers had target annual incentive payouts equal to 75% of their base salaries, based primarily on comparisons to the survey group data. Of these targeted percentages, 50% related to achievement of the Targeted Adjusted CFFO per share goal and 50% related to performance with respect to agreed-upon individual performance objectives.  These individual objectives were set at the beginning of 2013 based on priorities in individual departments and typically consisted of between five and ten goals for each individual for the year.  Individual goals are established annually in such a way as to support our overall goals and are largely qualitative in nature.  For 2013, each of the participating named executive officers had individual goals that supported three common goals, which were: (i) to expand leadership development and training for community, regional, divisional and Seattle office team members; (ii) develop a comprehensive strategic plan to address future infrastructure needs throughout the organization; and (iii) develop a roadmap to position Emeritus as the leading provider of post-acute healthcare services to seniors.  The individual performance portion of the annual incentive plan is based on achievement of the executives’ goals at a level ranging from 0% to 100%.

The following table presents a breakdown of the target, threshold, and maximum incentive payouts for 2013 for our named executive officers.  In each case, payouts are first determined based on the level of achievement of Targeted Adjusted CFFO per share growth. Once the cash pool has been established, individual amounts are allocated 50% between the Company goals component and the personal goals component.

	Target Award	Company Financial Goals Component	Personal Goals Component	Threshold Award (75% of Target Award)	Maximum Award (150% of Target Award)
Granger Cobb	$1,007,500	50%	50%	$755,625	$1,511,250
Robert C. Bateman	281,250	50%	50%	210,938	421,875
Chris Hyatt	475,000	50%	50%	356,250	712,500
Mark A. Finkelstein	262,500	50%	50%	196,875	393,750
Melanie Werdel	236,953	50%	50%	177,715	355,429

For 2013, we achieved Targeted Adjusted CFFO per share growth of $0.36, compared to the target Company financial goal of $0.69 per share.  This resulted in a cash pool of 75.5% of the target award amounts, or a total of approximately $2.7 million for all executive officers participating in the 2013 annual incentive plan.

To determine the amounts payable under the personal goals component of the incentive plan, the Compensation Committee evaluated the 2013 individual performance of our executive officers with input from our chief executive officer, Mr. Cobb, and our chief financial officer, Mr. Bateman, on the achievement of individual objectives by the executive officers.  Since qualitative factors are involved in the determination of an individual’s performance, the Compensation Committee made a subjective assessment of performance, based on input from Messrs. Cobb and Bateman.  As a result, the Compensation Committee determined that each of the named executive officers had achieved 100% of their individual performance goals for 2013 and awarded each of them the entire 50% of the incentive award amount related to achievement of individual goals.

Summary of 2013 Annual Incentive Payouts.  The table below presents the actual cash incentive received for 2013 performance by each of the named executive officers.

	2013 Actual Payout Percentage (1)	Actual Company Performance Payout	Actual Individual Performance Payout	2013 Total Payout
Granger Cobb	75.5%	$380,331	$380,332	$760,663
Robert C. Bateman	75.5%	106,172	106,172	212,344
Chris Hyatt	75.5%	179,313	179,312	358,625
Mark A. Finkelstein	75.5%	99,094	99,094	198,188
Melanie Werdel	75.5%	89,450	89,449	178,899

(1)	Payout percentage as a percentage of target award.

Equity Compensation.   Each year we typically grant equity awards to our executive officers at the level of director and above under our Amended and Restated 2006 Equity Incentive Plan (the "2006 Plan").  Prior to 2011, we granted only stock options to our executive officers, which vest over a specified period of time based on the continued service of the executive officer to the Company.  In 2013, 2012 and 2011, our executive officers received grants of restricted stock rather than stock options.  The shares of restricted stock vest over four years if certain annual increases in Targeted Adjusted CFFO per share are met.  The Compensation Committee believes that awarding performance-based restricted stock more closely aligns executive compensation with increases in shareholder value.

We award equity grants in order to provide a long-term incentive opportunity that is linked to shareholder value, to provide a continuing incentive to maximize long-term value to shareholders, and to help make the executive officer’s total compensation competitive.  Before awarding an equity grant, the Compensation Committee considers the equity grant practices of the companies in our survey group to determine whether the equity incentive will fall at the 50th percentile of the survey group.  Overall, the value of the stock-based grants awarded in 2013 is at the market median.  The size of individual equity grants awarded in 2013 was based on an analysis of the value of grants that had been awarded in the past to the named executive officers and other executive officers, and on the estimated future value of the granted awards, as well as targeting initial stock-based grants for newly appointed executive officers at a level deemed appropriate for the position.  We typically award annual equity awards in the fourth quarter of the year.

Restricted Stock Awards.  The restricted stock awards granted to our named executive officers in 2013, 2012 and 2011 vest annually over a four-year performance period that begins on January 1 of the year following the date of grant.  The performance period consists of four plan years, each of which extends from January 1 to December 31.  After each plan year, the Compensation Committee determines if and to what extent annual and/or average Targeted Adjusted CFFO per share growth has been achieved for that year and the number of shares that will become vested as a result for that year.  Shares may vest based on achievement of annual Targeted Adjusted CFFO per share growth or cumulative average Targeted Adjusted CFFO per share growth, as described below:

•Annual Targeted Adjusted CFFO per share Growth:  Each plan year, shares subject to a restricted stock award vest in an amount equal to the product of (i) 25% of the total number of shares granted and (ii) a vesting percentage that corresponds to the annual Targeted Adjusted CFFO per share Growth percentage for the calendar year.  Targeted Adjusted CFFO per share Growth must be at least 10% for a plan year for any portion of shares awarded in December 2012 and 2011 to vest for that year.  For shares awarded in December 2013, Targeted Adjusted CFFO per share Growth must be at least 7% for any portion of the shares to vest for that year. The vesting percentages are set forth below (straight-line interpolation applies to any percentages that fall between the annual Targeted Adjusted CFFO per share Growth percentages below):

	Annual Targeted Adjusted CFFO per share Growth
December 2011 and December 2012 Grants	10%	11%	12%	13%	14%	15%
December 2013 Grants	7%	8%	9%	10%	11%	12%
Vesting Percentage	50%	60%	70%	80%	90%	100%

•Cumulative Average Targeted Adjusted CFFO per share Growth:  If shares subject to a restricted stock award do not vest at the maximum 25% level in a prior plan year as a result of annual Targeted Adjusted CFFO per share Growth, those shares remain eligible for vesting in a later plan year based on cumulative average Targeted Adjusted CFFO per share Growth, provided that cumulative average Targeted Adjusted CFFO per share Growth must be at least 10% for shares awarded in December 2012 and 2011 and 7% for shares awarded in December 2013 as of the end of the plan year for which this vesting determination is made.  Cumulative average Targeted Adjusted CFFO per share Growth is the average compounded cumulative annual growth in Targeted Adjusted CFFO per share during the elapsed portion of the performance period.

For the plan year ended December 31, 2013, the Compensation Committee determined that 25% of the restricted stock awards issued in 2012 and 2011 had vested during 2013, based on a 16.4% increase in Targeted Adjusted CFFO per share from 2012 to 2013.

Recipients of restricted stock awards must be employed by Emeritus through the end of a plan year in order for any shares to vest for such year.

Employment Agreement and Offer Letters.   Effective as of January 1, 2012, we entered into an amended and restated employment agreement with Mr. Cobb that has an initial three-year term and thereafter may be extended for successive 12-month terms.  Under the terms of the amended employment agreement, Mr. Cobb was to be paid an initial annual base salary of $750,000 per year, to be reviewed annually, and is eligible to receive an annual bonus.  As amended, the employment agreement no longer contains an excise tax gross-up for any payments under the agreement that constitute an “excess parachute payment” within the meaning of Section 280G of the Internal Revenue Code.  Instead, if any payments or benefits payable under the employment agreement will be subject to an excise tax under the Internal Revenue Code, we will pay Mr. Cobb either (i) the full amount of the payments or benefits due to him under the agreement or (ii) the full amount reduced by the minimum amount necessary to prevent any portion from being an excess parachute payment within the meaning of Section 280G of the Internal Revenue Code, whichever results, on an after-tax basis, in the greater amount payable to Mr. Cobb.

Mr. Bateman has an offer letter with us pursuant to which his initial base salary was $300,000 and he is eligible to receive an annual targeted bonus.

The employment agreement with Mr. Cobb and the offer letter with Mr. Bateman also provide for certain post-termination or change in control benefits.  Those benefits are described below under Executive Compensation Tables - Potential Payments upon Termination or Change in Control.

To date, the Compensation Committee has not otherwise established formal separation and change in control arrangements with our executive officers.  In cases where the need arises for a separation plan, the Compensation Committee generally relies upon the recommendations of the chief executive officer and the chief financial officer in matters related to a specific individual (other than the chief executive officer or the chief financial officer if the matter relates to such individual). The Compensation Committee then reviews and considers these recommendations in its deliberations.

Non-Qualified Deferred Compensation Plan.   We do not provide pension plan benefits to our named executive officers.  Emeritus does provide its executive officers, at the level of director and above who meet a certain salary threshold, the opportunity to participate in the Non-Qualified Deferred Compensation Plan.  This plan is intended to restore benefits not available to certain executives under our 401(k) plan due to Internal Revenue Service limitations imposed on that plan.  The Non-Qualified Deferred Compensation Plan allows a participant to defer receipt of a portion of his or her eligible salary and bonus, which is invested in the executive’s choice of up to nine investment options.  The named executive officers receive a mandatory employer contribution of up to 25% of their contributions.  In addition, there is a discretionary employer match of up to an additional 75% of contributions.  Additional details about the Non-Qualified Deferred Compensation Plan are provided below under Executive Compensation Tables - Non-Qualified Deferred Compensation. The Compensation Committee, which is required to approve the discretionary employer match, approved a discretionary match of 25% for the named executive officers for 2013 as a result of overall 2013 corporate performance.

Perquisites.  We provide our named executive officers with limited perquisites and other personal benefits that the Compensation Committee believes are reasonable and consistent with our overall compensation program.  In 2013, the named executive officers each received an auto allowance of $500 per month, paid parking, a health club membership, medical insurance, a personal life insurance policy in the amount of $500,000 (except for Mr. Cobb, who has a $2.0 million policy) and long-term disability insurance.  In addition, Mr. Cobb has a $5.0 million individual term life insurance policy.

Tax Implications

Section 162(m) of the Internal Revenue Code includes potential limitations on the deductibility for federal income tax purposes of compensation in excess of $1.0 million paid or accrued with respect to any of the executive officers whose compensation is required to be reported to shareholders (other than our chief financial officer).  Performance-based compensation that meets certain requirements, including shareholder approval of the material terms of the performance goals, is not subject to the deduction limit.  We consider the impact of this rule in developing and implementing our executive compensation program but, to maintain flexibility in our compensation program, have not adopted a policy that all compensation must qualify as deductible under Section 162(m).  Our 2006 Plan is structured to permit awards granted under that plan to qualify as performance-based compensation under Section 162(m). In order to maintain ongoing flexibility for our compensation programs, the Compensation Committee has the discretion to approve incentive and other compensation that may not meet the Section 162(m) performance-based compensation exception. To the extent that such compensation exceeds the $1.0 million deduction limitation set forth in Section 162(m) of the Internal Revenue Code, the Compensation Committee recognizes that the loss of the tax deduction may be unavoidable under these circumstances.

Clawback Policy

Emeritus does not currently have a formal compensation recovery policy, often referred to as a “clawback” policy, aside from the clawback provisions for the chief executive officer and chief financial officer under the Sarbanes-Oxley Act of 2002, which requires those officers to reimburse the Company for any bonus or other incentive-based or equity-based compensation received during the twelve-month period following the preparation of an accounting restatement due to misconduct.  The board of directors or the Compensation Committee will adopt such a formal clawback policy no later than when the final rules related to such policies are effective and we are required to have such a policy in effect.

2014 Compensation

2014 Compensation Objective

The Compensation Committee’s 2014 objective for the executive compensation program is to continue to provide a competitive compensation and benefits package that reflects Company performance and job complexity, but ensures employee retention, motivation and alignment with the interests of our shareholders.

The Compensation Committee has approved 2014 base salary increases for the named executive officers at 3.0% of 2013 base salaries.  Annual cash incentives for 2014 will continue to be based on budgeted Targeted Adjusted CFFO per share Growth as the corporate financial goal for establishing the payout pool for the named executive officers. The threshold, target, and maximum payouts for annual cash incentives will change for 2014, such that achievement of the minimum threshold of Targeted Adjusted CFFO per share Growth at 50% of target will result in a payout of 50% of the target bonus, and achievement of Targeted Adjusted CFFO per share Growth at 150% of target will result in a payout of 150% of the target bonus. The Merger Agreement does not permit the grant of additional equity awards to our employees or other service providers at this time.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully submitted,

Robert E. Marks (chairman)
H. R. Brereton Barlow
Stuart Koenig

EXECUTIVE COMPENSATION TABLES

Summary Compensation Table

The following table sets forth information regarding the 2013, 2012 and 2011 compensation for our named executive officers.  Columns required by SEC rules are omitted where there is no amount to report.

		Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)(4)	($)		($)
Granger Cobb - President and Chief Executive Officer	2013	$775,000	$—	$1,703,624	$760,663	$127,336	(5)	$3,366,623
	2012	750,000	511,875	2,000,000	950,625	68,716		4,281,216
	2011	695,100	57,808	2,720,000	724,180	55,062		4,252,150

Robert C. Bateman - Executive Vice President - Finance and Chief Financial Officer	2013	375,000	—	724,042	212,344	120,946	(6)	1,432,332
	2012	363,000	142,931	850,000	265,444	98,752		1,720,127
	2011	330,000	—	720,000	247,500	75,375		1,372,875

Chris Hyatt - Executive Vice President - Operations and Chief Operating Officer	2013	475,000	—	1,022,179	358,625	15,172	(7)	1,870,976
	2012	411,125	161,880	1,200,000	300,636	16,789		2,090,430
	2011	373,750	—	960,000	364,406	12,644		1,710,800

Mark A. Finkelstein - Executive Vice President - Corporate Development, General Counsel and Corporate Secretary (9)	2013	350,000	—	766,639	198,188	25,762	(8)	1,340,589
	2012	300,000	118,125	900,000	219,375	20,547		1,558,047

Melanie Werdel - Executive Vice President - Administration	2013	315,937	—	613,307	178,899	54,813	(10)	1,162,956
	2012	306,735	120,777	720,000	224,300	26,968		1,398,780
	2011	278,850	—	640,000	209,138	24,654		1,152,642

(1)	Salary includes amounts deferred at the executive officer’s election. Base salaries are reviewed annually with adjustments generally effective on January 1.

(2)	Reflects discretionary bonuses earned in the year indicated but paid in the following year. No discretionary bonuses were awarded in 2013.

(3)
Represents the grant date fair value for restricted stock awards granted in the year indicated, which is based on the closing price of Emeritus common stock on the grant date.  The value reported is based on the total number of shares granted under each restricted stock award to the individual indicated, all or a portion of which may be forfeited if performance goals are not met over the vesting period.  See Notes to Consolidated Financial Statements—Note 9. Stock Plans in our Original Filing.

(4)	These amounts represent annual incentive bonus awards earned in the year indicated.

(5)
Includes Company matching contributions of $78,681 to the Non-Qualified Deferred Compensation Plan, $18,880 in life insurance premiums, $14,666 in long-term disability insurance premiums, $4,885 in medical insurance, $4,224 for parking and a $6,000 car allowance.

(6)
Includes Company matching contributions of $98,823 to the Nonqualified Deferred Compensation Plan, $1,335 in life insurance premiums, $4,878 in long-term disability insurance premiums, $375 in health club membership dues, $5,311 in medical insurance, $4,224 for parking and a $6,000 car allowance.

(7)	Includes $555 in life insurance premiums, $3,043 in long-term disability insurance premiums, $1,350 in medical insurance, $4,224 for parking and a $6,000 car allowance.

(8)	Includes $1,888 in life insurance premiums, $4,442 in long-term disability insurance premiums, $9,208 in medical insurance, $4,224 for parking and a $6,000 car allowance.

(9)	Mr. Finkelstein’s employment with Emeritus began effective December 31, 2011.

(10)
Includes Company matching contributions of $38,783 to the Non-Qualified Deferred Compensation Plan, $1,305 in medical insurance, $638 in life insurance premiums, $3,488 in long-term disability insurance premiums, $375 in health club membership dues, $4,224 for parking and a $6,000 car allowance.

2013 Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards for each of our named executive officers for 2013.

	Estimated Future Payouts Under Non-Equity				Estimated Future Payouts Under Equity			Grant Date Fair Value of
	Incentive Plan Awards (1)				Incentive Plan Awards (2)			Stock and
	Threshold	Target	Maximum	Grant	Threshold	Target	Maximum	Option Awards
Name	($)	($)	($)	Date	(#)	(#)	(#)	($) (3)
Granger Cobb	$755,625	$1,007,500	$1,511,250	12/4/2013	39,254	N/A	78,508	$1,703,624
Robert C. Bateman	210,938	281,250	421,875	12/4/2013	16,682	N/A	33,366	724,042
Chris Hyatt	356,250	475,000	712,500	12/4/2013	23,553	N/A	47,105	1,022,179
Mark A. Finkelstein	196,875	262,500	393,750	12/4/2013	17,665	N/A	35,329	766,639
Melanie Werdel	177,715	236,953	355,429	12/4/2013	14,132	N/A	28,263	613,307

(1)
Under the annual cash incentive plan, Mr. Cobb had a target annual incentive payout equal to 130% of his base salary and Mr. Hyatt had a target annual incentive payout equal to 100% of his base salary. Each of the other named executive officers had target annual incentive payouts equal to 75% of their base salaries.  Of these target percentages, 50% was related to the financial performance goal of the Company based on 2013 Targeted Adjusted CFFO per share Growth.  The other 50% of the targeted amount related to performance with respect to agreed-upon individual objectives.  The threshold amount reflects the payment amount at the minimum performance level required in order to receive any payment, which is 50% achievement of the performance goal of Targeted Adjusted CFFO per share Growth (corresponding to a 75% payout).  The maximum amount reflects 120% achievement of the target performance goal (corresponding to a 150% payout).  Once a payout amount is determined based on achievement of Targeted Adjusted CFFO per share Growth, actual payout amounts are then allocated 50% to the financial performance goal of the Company and 50% to the achievement of individual objectives.

(2)
Represents restricted stock awards that may vest annually over a four-year period in an amount equal to the product of (i) 25% of the number of shares granted and (ii) a vesting percentage that is determined by the annual Targeted Adjusted CFFO per share Growth percentage for the calendar year.  Amounts reported at threshold reflect an annual Targeted Adjusted CFFO per share Growth of 7%. Amounts reported at maximum reflect an annual Targeted Adjusted CFFO per share Growth of 12% at which level annual vesting of 25% of the restricted shares occurs.  A target payout amount is not determinable because amounts are payable based on actual results.  The named executive officers received restricted stock awards for the total number of shares reported under the “maximum” column, but will be required to forfeit shares if and to the extent such shares do not become vested over the four-year vesting period.

(3)
The grant date fair value of the restricted stock awards is based on a per-share value of $21.70, which was the closing market price of Emeritus common stock on the date of the grant and excludes forfeiture estimates.

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information on equity awards held by the named executive officers at December 31, 2013.

						Stock Awards
						Equity Incentive Plan Awards: Number of	Equity Incentive Plan Awards: Market or Payout Value
		Option Awards				Unearned Shares,	of Unearned
	Grant	Number of Securities Underlying Unexercised Options (#) (1)		Option Exercise	Option Expiration	Units or Other Rights That Have Not Vested	Shares, Units or Other Rights That Have Not Vested
Name	Date	Exercisable	Unexercisable	Price ($)	Date	(#)	($) (2)
Granger Cobb	9/4/2007	500,000	—	$27.40	9/4/2014
	11/13/2008	40,000	—	8.03	11/13/2018
	11/17/2009	50,000	—	16.45	11/17/2019
	11/30/2010	60,000	20,000	18.03	11/30/2020
	12/16/2011					85,000	$1,838,550
	12/10/2012					65,388	1,414,342
	12/4/2013					78,508	1,698,128
Totals		650,000	20,000			228,896	$4,951,020

Robert C. Bateman	12/21/2009	90,000	—	17.39	12/21/2019
	11/30/2010	33,749	11,251	18.03	11/30/2020
	12/16/2011					22,500	$486,675
	12/10/2012					27,790	601,092
	12/4/2013					33,366	721,707
Totals		123,749	11,251			83,656	$1,809,474

Chris Hyatt	9/4/2007	20,000	—	27.40	9/4/2014
	7/31/2009	46,651	—	11.65	7/31/2019
	11/17/2009	25,000	—	16.45	11/17/2019
	11/30/2010	45,000	15,000	18.03	11/30/2020
	12/16/2011					30,000	$648,900
	12/10/2012					39,233	848,599
	12/4/2013					47,105	1,018,881
Totals		136,651	15,000			116,338	$2,516,380

Mark A. Finkelstein	12/31/2011					25,000	$540,750
	12/10/2012					29,425	636,457
	12/4/2013					35,329	764,166
Totals		—	—			89,754	$1,941,374

Melanie Werdel	9/4/2007	40,000	—	27.40	9/4/2014
	11/13/2008	15,000	—	8.03	11/13/2018
	11/17/2009	30,000	—	16.45	11/17/2019
	11/30/2010	33,750	11,250	18.03	11/30/2020
	12/16/2011					20,000	$432,600
	12/10/2012					23,540	509,159
	12/4/2013					28,263	611,329
Totals		118,750	11,250			71,803	$1,553,088

(1)
Except for the option granted to Mr. Hyatt on July 31, 2009, the options granted to the named executive officers vest 1/4 one year after grant and vest an additional 1/4 each year thereafter so that the options are fully vested four years from the date of grant, subject to continued service on each vesting date.  The option granted to Mr. Hyatt on July 31, 2009 vested 1/4 on the date of grant, and vested an additional 1/4 each year thereafter so that the option was fully vested three years from the date of grant.

(2)
The market value is based on the closing price of Emeritus common stock on December 31, 2013, which was $21.63.  Restricted stock awards vest annually over a four-year period based on achievement of annual Targeted Adjusted

CFFO per share Growth.

2013 Option Exercises and Stock Vested

The following table presents information on stock options exercised by the named executive officers and stock awards that vested during 2013.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized On Exercise	Number of Shares Acquired on Vesting	Value Realized Upon Vesting
Name	(#)	($) (1)	(#)	($) (2)
Granger Cobb	–	–	64,296	$2,041,398
Robert C. Bateman	–	–	20,513	651,296
Chris Hyatt	19,427	$308,712	28,078	891,461
Mark A. Finkelstein	–	–	22,308	708,287
Melanie Werdel	–	–	17,847	566,626

(1)	The value realized on exercise is the difference between the fair market value of the underlying common stock at the time of exercise and the exercise price.

(2)	The value realized on vesting is based on the closing price of Emeritus common stock on the vesting date of March 3, 2014, which was $31.75.

Non-Qualified Deferred Compensation

We maintain a Non-Qualified Deferred Compensation Plan that allows the executive officers to defer receipt of up to 25% of their eligible salary and eligible bonuses, which is invested in the employee’s choice of up to nine investment options offered under the plan.  The executive officers receive a mandatory annual employer matching contribution of up to 25% of their contributions.  In addition, there is a discretionary employer match of up to an additional 75% of contributions. Each executive officer's deferrals (and earnings thereon) are fully vested at all times. Employer matching annual and discretionary contributions are subject to a three-year vesting schedule, pursuant to which an executive officer vests in his or her matching contributions (and earnings thereon) at a rate of 1/3 each year, beginning when the executive officer first enrolls in the plan. In addition, an executive officer will become 100% vested in his or her matching contributions (and earnings thereon) upon the executive officer’s reaching age 65, the executive officer’s disability or death or upon certain terminations of employment in connection with a change in control. The Compensation Committee, which is required to approve a discretionary match, approved a 25% discretionary match for 2013 for the named executive officers.

Deferral elections occur once a year and may include the executive’s base salary, eligible bonuses, any amounts refunded from the Company’s 401(k) plan, or all three.  Once the election is made, that deferral amount may not be changed for that year.  Any contributions made to the plan, and the earnings on those contributions, generally will be paid to the executive officer on the later of (i) six months following termination of employment or (ii) January of the calendar year following an executive’s termination of employment for whatever reason.  In cases where an executive’s balance in the plan is less than $100,000, it is paid as a single sum, and amounts greater than $100,000 are paid in five substantially equal annual payments.  The plan permits disbursements to currently employed executives in the event of an unforeseeable emergency.  For this purpose, an “unforeseeable emergency” means a severe financial hardship to a participant resulting from an illness or accident of the participant, the participant’s spouse or a dependent.

The Compensation Committee administers the Non-Qualified Deferred Compensation Plan.  The board of directors retains the discretion to amend, suspend or terminate the plan at any time.

The following table presents information on the nonqualified deferred compensation for each of the named executive officers for 2013.

	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last Fiscal Year-End
Name	($)(1)	($)(2)	($)(3)	($)	($)(4)
Granger Cobb	$157,362	$78,681	$19,415	$—	$176,777
Robert C. Bateman	197,646	98,823	194,032	—	936,905
Chris Hyatt	—	—	—	—	—
Mark A. Finkelstein	—	—	—	—	—
Melanie Werdel	77,567	38,783	(130)	—	256,078

(1)
The amount reported reflects elective deferrals made by the named executive officer of cash compensation paid for 2013.  These amounts are included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns, as applicable, in the Summary Compensation Table for 2013.

(2)
The amount reported reflects matching contributions made by Emeritus in 2014 for 2013 contributions.  These amounts are included in the “All Other Compensation” column of the Summary Compensation Table but not in the “Aggregate Balance at Last Fiscal Year-End” column of this table because of the date the contributions were made.

(3)	These amounts represent the actual increase (decrease) in the value of the investments selected by the executive.

(4)	Of the amounts reported in this column, the following amounts have also been reported in the Summary Compensation Table for 2013, 2012 and 2011:

	Reported for 2013	Previously Reported for 2012	Previously Reported for 2011
Name	($)	($)	($)
Granger Cobb	$157,362	$—	$—
Robert C. Bateman	197,646	154,053	121,275
Chris Hyatt	—	—	—
Mark A. Finkelstein	—	—	—
Melanie Werdel	77,567	24,973	22,731

Potential Payments upon Termination or Change in Control

To date, the Compensation Committee has not established formal separation and change-in-control arrangements with all of the named executive officers, but Messrs. Cobb and Bateman are eligible to receive certain post-termination benefits described below.

Effect of a Change in Control under the 2006 Plan.  Under the 2006 Plan, unless otherwise determined at the time of grant of an option or a restricted stock award or unless otherwise provided in a written employment, services or other agreement between a participant and the Company, in the event of a change in control:

•
If the change in control is a Company transaction in which such awards could be converted, assumed, substituted for or replaced by a successor company, then, if and to the extent that the successor company converts, assumes, substitutes for or replaces such awards, the vesting restrictions and forfeiture provisions applicable to such awards will not be accelerated or lapse, and all such vesting restrictions and forfeiture provisions will continue with respect to any shares of the successor company or other consideration that may be received with respect to such awards. To the extent that such awards are not converted, assumed, substituted for or replaced by the successor company, such awards will become fully vested and exercisable or payable, and all applicable restrictions or forfeiture provisions will lapse, immediately prior to the change in control. Such awards will then terminate at the effective time of the change in control.

•
If the change in control is not a Company transaction in which such awards could be converted, assumed, substituted for or replaced by a successor company, all such outstanding awards will become fully vested and exercisable or payable, and applicable restrictions or forfeiture provisions will lapse, immediately prior to the change in control. Such awards will then terminate at the effective time of the change in control. Alternatively, the board of directors or the Compensation Committee may, in its discretion, provide that a participant's outstanding awards will terminate in a Company transaction in exchange for a cash payment equal to the per-share consideration payable to shareholders less any applicable exercise or grant price.

In addition, restricted stock awards granted to the executive officers in December 2012 and December 2013 provide that if the awards are continued, converted, assumed or replaced by a successor company in a change in control or Company transaction, such awards will become vested and no longer subject to forfeiture in the event of an executive officer's termination of employment (a) by the Company or the successor company for any reason other than for cause or (b) by the executive officer for good reason, either in connection with or within one year following a change in control or Company transaction.

For purposes of the foregoing, the following definitions generally apply:

“Cause” generally means an executive officer's dishonesty, fraud, serious or willful misconduct, unauthorized use or disclosure of confidential information or trade secrets, or conduct prohibited by law (except minor violations), as determined by the Compensation Committee.

“Change in control” generally means, unless otherwise determined at the time of grant of an award or unless otherwise provided in a written employment, services or other agreement between a participant and us:

•
an acquisition by any individual, entity or group of beneficial ownership of 50% or more of either (i) the then outstanding shares of our common stock or (ii) the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors (generally excluding any acquisition directly from the Company, any acquisition by the Company, any acquisition by any employee benefit plan of the Company or a related company, or an acquisition pursuant to a related party transaction (defined below));

•
a change in the composition of the board of directors during any two-year period such that the incumbent board members cease to constitute at least a majority of the board (not including directors whose election, or nomination for election by shareholders, was approved by at least two-thirds of the incumbent board); or

•
consummation of a Company transaction, which excludes certain related party transactions (defined below) and generally means (i) a merger or consolidation of Emeritus with or into any other company or other entity; (ii) a statutory share exchange or a sale in one transaction or a series of related transactions of at least 50% of Emeritus’ outstanding voting securities; or (iii) a sale, lease, exchange or other transfer in one transaction or a series of related transactions of all or substantially all of Emeritus’ assets, excluding in each case a related party transaction.

“Good Reason” generally means any of the following events or conditions without the executive officer’s express, written consent, provided timely notice of such event or condition is provided by the executive officer to the Company or a successor company and the Company or a successor company has had a cure period with respect to such event or condition:

•
a material diminution in either the executive officer’s annual base salary or in the executive officer’s total compensation package (except for a diminution in connection with a general diminution for all executive officers of Emeritus or the successor company and except for a diminution attributable to the executive officer’s or Emeritus’ or the successor company’s failure to meet applicable performance targets, goals or similar criteria);

•
a material diminution in the executive officer’s authority, position, duties or responsibilities relative to the executive officer’s authority, position, duties and responsibilities immediately prior to the Company transaction or change in control;

•	a material breach by Emeritus or a successor company of the agreement evidencing the restricted stock award; or

•
any requirement by Emeritus or a successor company that the executive officer relocate his or her principal place of work more than 50 miles from its location on the date immediately prior to the change in control or Company transaction.

“Related party transaction” generally means a transaction pursuant to which (i) the beneficial owners of common stock and voting securities immediately prior to the Company transaction beneficially own thereafter at least 50% of the outstanding common stock and combined voting power of the then outstanding voting securities in substantially the same proportions as their ownership immediately prior to the transaction; (ii) no entity (other than Emeritus or an affiliate) will beneficially own

50% or more of the outstanding shares of common stock of the successor company or the voting power of the outstanding voting securities of the successor company, unless such ownership existed prior to the company transaction; and (iii) Emeritus’ incumbent board of directors will constitute, immediately after the company transaction, at least a majority of the board of directors of the company resulting from such company transaction.

If a change in control or Company transaction had occurred effective as of the last business day of fiscal year 2013 (December 31, 2013), (i) pursuant to which outstanding options and restricted stock awards would be entitled to full acceleration of vesting (e.g., upon a change in control or Company transaction in which awards are not assumed) or (ii) pursuant to which an executive officer’s employment was terminated without cause or the executive officer terminated employment for good reason, the estimated amount of incremental compensation to be received by each of the named executive officers upon the change in control or Company transaction as a result of the acceleration of in-the-money stock options and unvested restricted stock awards would have been as follows:

	Full Acceleration of Unvested Equity Awards Upon a Change In Control/Company Transaction	Acceleration of Unvested Restricted Share Awards Upon Termination of Employment In Change in Control/Company Transaction
Name	($) (1)	($) (2)
Granger Cobb	$5,023,020	$3,112,470
Robert C. Bateman	1,849,977	1,322,799
Chris Hyatt	2,570,380	1,867,480
Mark A. Finkelstein	1,941,374	1,400,624
Melanie Werdel	1,593,588	1,120,488

(1) Includes the value of accelerated vesting of option awards and restricted stock awards. The value of accelerated vesting of stock options is based on the intrinsic value of the stock options on December 31, 2013, and the value of accelerated vesting of restricted stock awards is based on the closing price of Emeritus common stock on December 31, 2013. The intrinsic value of stock options is equal to the difference between the exercise price of the options and $21.63, which was the closing price of Emeritus common stock on December 31, 2013.  The actual amounts to be received can only be determined at the time of a change in control or Company transaction, if any.

(2) Represents acceleration under restricted stock awards granted in 2012 and 2013, which provide for “double-trigger” acceleration.

Employment Agreement—Mr. Cobb.  In January 2012, we entered into an amended employment agreement with Mr. Cobb that is effective as of January 1, 2012 and ends on December 31, 2014 and which may be extended for successive 12-month terms.  In the event of Mr. Cobb’s termination by Emeritus or a successor company thereto without cause or by Mr. Cobb for good reason, he will be entitled to a lump sum payment equal to two and a half times the sum of his annual base salary and target annual bonus amount.  In addition, 100% of Mr. Cobb’s unvested stock options and restricted stock grants will be immediately vested, and Mr. Cobb will have up to 24 months to exercise the options or, if earlier, the expiration date of such options.  Mr. Cobb’s amended employment agreement no longer includes a gross-up for any taxes that may be incurred as a result of compensation earned under the amended agreement.  To receive any severance payments or benefits under the amended employment agreement, Mr. Cobb must execute a general release and waiver of all claims against us in a form satisfactory to us.  If Mr. Cobb’s employment had terminated as provided above on December 31, 2013, Mr. Cobb would have been entitled to the following amounts:

Salary	$1,937,500
Bonus	2,518,750
Intrinsic value of in-the-money unvested options	72,000
Market value of accelerated vesting of restricted stock	4,951,020
Value of unvested employer matching contributions under the Non-Qualified Deferred Compensation Plan	52,454

The foregoing unvested portion of Mr. Cobb's deferred compensation account balance as of December 31, 2013 that is attributable to employer matches under the plan (which amount was credited to Mr. Cobb's account balance in early 2014) would also be payable to Mr. Cobb in the event of his termination of employment by reason of death or disability. Additional information about the Non-Qualified Deferred Compensation Plan is provided below.

For purposes of the amended employment agreement, “cause” is generally defined to mean (i) willful and repeated failure to comply with lawful written directives of the board of directors; (ii) any knowing, willful or intentional act of disloyalty or misconduct that is materially injurious to Emeritus or conviction of, or plea of guilty to, a felony or a crime involving moral turpitude; or (iii) a material breach of the employment agreement and failure to timely cure such breach following notice from Emeritus of such breach.

“Good reason” generally means, subject to timely notice by Mr. Cobb of any event that constitutes “good reason” and a Company cure period,  (i) a material diminution in Mr. Cobb’s annual base salary (except for reductions in connection with a general reduction for all executive officers); (ii) a material diminution in Mr. Cobb’s authority, duties, or responsibilities; (iii) a material breach by Emeritus or a successor company of the employment agreement and failure to timely cure such breach; or (v) a requirement that Mr. Cobb relocate his principal place of work by more than 50 miles from its present location without Mr. Cobb’s prior written consent.

Offer Letter—Mr. Bateman.  Mr. Bateman’s offer letter with us provides that in the event of a change in control or a termination without cause, Mr. Bateman is entitled to a lump-sum cash payment equal to his then-current annual base salary.  Assuming either event occurred as of December 31, 2013, Mr. Bateman would have been entitled to a payment of $375,000.

Under Mr. Bateman’s offer letter, “change in control” generally means (i) a reorganization, merger, share exchange, consolidation or sale or disposition of all or substantially all of the assets of Emeritus unless holders owning voting securities immediately prior to the transaction own at least 75% of the voting securities immediately thereafter; (ii) a change in the composition of the board of directors such that individuals who constituted the board cease to constitute at least a majority of the board; or (iii) shareholder approval of a complete liquidation or dissolution of Emeritus.  “Cause” is defined substantially similar to the definition above in Mr. Cobb’s employment agreement.

Non-Qualified Deferred Compensation Plan.  The Non-Qualified Deferred Compensation Plan provides for a mandatory Company matching contribution for executive officers and a discretionary Company contribution, each of which will become nonforfeitable subject to a three-year vesting schedule, beginning when the executive officer first enrolls in the plan, or, if earlier, upon the participant’s reaching age 65, the participant’s disability or death, or a change in control event.  If any of the foregoing termination events had occurred effective as of December 31, 2013, Mr. Cobb would have been eligible to receive the incremental compensation set forth above under Employment Agreement - Mr. Cobb. All other named executive officers were fully vested in their Company contribution amounts under the Non-Qualified Deferred Compensation Plan as of December 31, 2013.

Merger Agreement. The proposed Merger with Brookdale constitutes a change in control of the Company under the 2006 Plan. Pursuant to the terms of the Merger Agreement, any Emeritus stock option that is outstanding immediately prior to the completion of the Merger (whether vested or unvested), including any such option held by an Emeritus director or executive officer, with an exercise price per share that is less than the “implied dollar value” (as described below) of the per share consideration to be received in the Merger will, without any action on the part of the holder of the option or the Company, be canceled and converted into the right of the holder to receive a number of shares of Brookdale common stock (rounded down to the nearest whole share and net of any required withholding taxes) equal to (i) the number of shares of Company common stock subject to the option immediately prior to the cancellation multiplied by (ii) the excess of the implied dollar value of the per share consideration over the exercise price per share of the option, which amount will then be divided by the volume-weighted average price of Brookdale common stock over the 10 trading days immediately preceding the completion of the Merger. The shares of Brookdale common stock to be issued in respect of each such Company stock option will be issued immediately following the completion of the Merger. The “implied dollar value” of the per share consideration to be received in the Merger is determined by multiplying (x) the value of Brookdale common stock at its volume-weighted average price over the 10 trading days immediately preceding the completion of the Merger, by (y) 0.95.

The Merger Agreement further provides that any Emeritus stock option that is outstanding immediately prior to the completion of the Merger (whether vested or unvested), including any such option held by an Emeritus director or executive officer, with an exercise price that is equal to or greater than the implied dollar value of the per share consideration to be received in the Merger will terminate and cease to be outstanding as of the completion of the Merger without any further action on the part of the holder of the option, and the holder thereof will not be entitled to receive the payment of any consideration in respect of such termination.

Pursuant to the terms of the Merger Agreement, immediately prior to the completion of the Merger and without any action on the part of any holder or the Company, each share of Company restricted stock that is then outstanding and unvested, including any such restricted share held by a director or executive officer of the Company, will become fully vested and no longer subject to forfeiture and will be entitled to receive the same consideration in the Merger as outstanding shares of Company common stock generally. The Merger Agreement also provides that holders of Company restricted stock will be permitted to surrender shares of Brookdale common stock that would otherwise be issued to the holder as a result of the Merger in satisfaction of any required withholding taxes.

In addition, the Merger Agreement provides that the Non-Qualified Deferred Compensation Plan will be terminated prior to the completion of the Merger, and that each individual with an account balance in the plan, including the named executive officers, will become fully vested in, and receive full payment of, his or her account balance.

Under the Merger Agreement, Brookdale has agreed to take all action necessary to provide that its board of directors appoint one individual serving on the Emeritus board of directors to Brookdale’s board of directors at the closing of the Merger (subject to the approval of such nominee by the Brookdale’s Nominating and Corporate Governance Committee). In connection with the foregoing, Emeritus anticipates that Mr. Cobb will be joining Brookdale’s board of directors and will be serving as a consultant to Brookdale, in each case, following the closing of the Merger.  In connection with obtaining shareholder approval of the Merger, Emeritus will provide information about benefits and amounts that the named executive officers may be eligible to receive in connection with the Merger.

DIRECTOR COMPENSATION

2013 Director Compensation

Beginning in May 2013, we paid each of our non-employee directors an annual cash retainer of $60,000 and cash fees of $1,500 for each committee meeting they attended, whether in-person or telephonic.  The chairman of the Audit Committee received an additional $15,000 cash retainer and the chairmen of the Nominating and Corporate Governance Committee and the Compensation Committee received an additional $10,000 cash retainer.  We also reimbursed our directors for all reasonable expenses incurred in connection with their attendance at meetings.

In May 2013, our board recommended, and our shareholders approved, an amendment of the 2006 Plan, whereby the Amended and Restated Stock Option Plan for Non-employee Directors was terminated and future annual equity grants will be made to the directors under the terms of the Non-Employee Director Equity Award Program that is administered under the 2006 Plan. Beginning in 2013, the annual stock option grant to the directors of 7,500 shares was replaced with an annual restricted stock grant for that number of shares of Emeritus common stock having a value equal to $90,000 (based on the fair market value of our common stock on the date of grant, which is the date of an annual meeting of shareholders). The annual restricted stock grant vests on the business day immediately preceding the following annual meeting. The initial election grant of a stock option for 2,500 shares was discontinued beginning in 2013.

In 2013, our board also implemented stock ownership guidelines under which each of the independent directors should own Emeritus stock worth $240,000 in total by the later of (i) five years from the date of adoption of the guidelines or (ii) five years from the date of the director’s election to the board.

2013 Director Compensation Table

The following table sets forth the compensation of our directors for 2013.  As employee directors, Messrs. Baty and Cobb did not receive any separate compensation for their service on the board of directors during 2013.  See the Summary Compensation Table for disclosures relating to Mr. Cobb’s compensation.

	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation		Total
Name	($)	($)(1)	($)		($)
H. R. Brereton Barlow	$103,000	$90,012	—		$193,012
Stanley L. Baty	72,000	90,012	—		162,012
Raymond R. Brandstrom	—	65,190	$37,683	(2)	102,873
Bruce L. Busby	73,500	90,012	—		163,512
Stuart Koenig	101,500	90,012	—		191,512
James R. Ladd	82,500	90,012	—		172,512
Richard W. Macedonia	97,500	90,012	—		187,512
Robert E. Marks	102,500	90,012	—		192,512
	$632,500	$695,274	$37,682		$1,365,457

(1)
The amounts reported in this column reflect the grant date fair value of the awards, excluding forfeitures.  See Notes to Consolidated Financial Statements—Note 9. Stock Plans set forth in our Original Filing for assumptions made in determining these amounts.  The grant date fair value of shares granted in 2013 to Mr. Brandstrom was $18.41 per share and all other directors was $25.42 per share.

(2)
Mr. Brandstrom’s compensation as a non-officer employee of the Company included salary of $17,029, car allowance of $6,000, medical insurance of $5,491, life insurance premiums of $3,402, long-term disability insurance premiums of $1,537 and $4,224 for parking. Mr. Brandstrom did not receive any cash fees for service on the board during 2013. Mr. Brandstrom did not stand for reelection to the board of directors at the May 29, 2013 annual meeting of shareholders.

The following table contains the aggregate number of shares subject to outstanding options that are held by directors at December 31, 2013.

Option
Name	Shares
H. R. Brereton Barlow	17,500
Stanley L. Baty	7,500
Raymond R. Brandstrom	67,500
Bruce L. Busby	52,500
Stuart Koenig	40,000
James R. Ladd	17,500
Richard W. Macedonia	32,500
Robert E. Marks	55,000

Each director also holds a restricted stock award for 3,541 shares.

2014 Director Compensation

For 2014, our non-employee directors will receive an annual cash retainer of $60,000. Committee chairpersons will continue to receive a $10,000 retainer while the chairperson of the Audit Committee will receive an additional $15,000 retainer. We will continue to pay non-employee directors cash fees of $1,500 for each committee meeting they attend, whether in-person or telephonically, as well as reimburse them for all reasonable expenses incurred in connection with their attendance at meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 31, 2014, certain information with respect to the beneficial ownership of our common stock by:

•	each person that we know owns more than 5% of our common stock;

•	each of our directors;

•	each current officer named in the Summary Compensation Table; and

•	all current directors and executive officers as a group.

Beneficial ownership is determined in accordance with SEC rules and includes shares over which the indicated beneficial owner exercises voting and/or investment power.  Shares of common stock subject to options currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding the options, but are not deemed outstanding for computing the percentage ownership of any other person.  Except as otherwise indicated, we believe the beneficial owners of the common stock listed below, based on information furnished by them, have sole voting and investment power with respect to the shares listed opposite their names.  Unless otherwise indicated, the address of each of the officers, directors, and shareholders named below is: c/o Emeritus Corporation, 3131 Elliott Avenue, Suite 500, Seattle, Washington 98121.

The table includes the beneficial ownership of stock options currently exercisable or exercisable within 60 days.

	Shares of Emeritus Common Stock
Name and Address	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Named Executive Officers
Granger Cobb (2)	1,281,510	2.6%
Robert Bateman (3)	239,168	*
Chris Hyatt (4)	250,278	*
Mark Finkelstein (5)	124,562	*
Melanie Werdel (6)	170,684	*
Directors
H.R. Brereton Barlow (7)	21,041	*
Stanley L. Baty (8)(9)	4,737,865	9.7%
Raymond R. Brandstrom (10)	410,775	*
Bruce L. Busby (11)	93,541	*
Stuart Koenig (12)	43,541	*
James R. Ladd (13)	21,041	*
Richard Macedonia (14)	36,041	*
Robert E. Marks (15)	58,541	*
More than 5% Shareholders
Brandon D. Baty (8)(16)	4,609,424	9.4%
1910 Fairview Avenue East, Suite 500
Seattle, WA 98102

Daniel R. Baty(8)	4,119,835	8.4%

B.F., Limited Partnership (17)	2,951,920	6.0%
1910 Fairview Avenue East, Suite 500
Seattle, WA 98102

Brookdale Senior Living (18)	5,894,739	12.0%
111 Westwood Place, Suite 400
Brentwood, Tennessee 37027

Capital World Investors (19)	2,729,700	5.6%
333 South Hope Street
Los Angeles, CA 90071

FMR Corp. (20)	3,832,289	7.8%
82 Devonshire Street,
Boston, MA 02109

Long Pond Capital, LP (21)	2,676,740	5.5%
527 Madison Avenue, 15th Floor
New York, NY 10022

All directors and executive officers as a group	6,871,995	13.7%
(17 persons)(22)

 * Less than 1%

(1)	Based on 48,999,284 outstanding shares as of March 31, 2014.

(2)	Includes options exercisable within 60 days for the purchase of 650,000 shares and 228,896 unvested shares of restricted stock.

(3)	Includes options exercisable within 60 days for the purchase of 123,749 shares and 83,656 unvested shares of restricted stock.

(4)	Includes options exercisable within 60 days for the purchase of 116,651 shares and 116,338 unvested shares of restricted stock.

(5)	Includes 89,754 unvested shares of restricted stock.

(6)	Includes options exercisable within 60 days for the purchase of 78,750 shares and 71,803 unvested shares of restricted stock.

(7)	Includes options exercisable within 60 days for the purchase of 17,500 shares.

(8)
Includes 2,951,920 shares held indirectly, consisting of 2,951,920 shares held by B.F., Limited Partnership (“B.F.”) and pledged as security for a loan.  Columbia Pacific Group, Inc. (“CPG”) is the general partner of B.F., which is wholly owned by Daniel R. Baty and controlled by Mr. Baty and his sons Stanley L. Baty, who is a director of the Company, and Brandon D. Baty.  Daniel R. Baty, Stanley L. Baty and Brandon D. Baty are partners of B.F.  Daniel R. Baty, Stanley L. Baty and Brandon D. Baty each disclaim beneficial ownership of the shares held by B.F. except to the extent of their respective pecuniary interests in such shares.

(9)
In addition, of the shares held as described in footnote 8 above, 33,209 shares are attributable to a trust for the benefit of Brandon D. Baty’s children, of which Stanley L. Baty serves as sole trustee, and 69,072 shares are attributable to trusts for the benefit of Stanley L. Baty’s children, of which Brandon D. Baty serves as sole trustee, in each case as a result of such trusts’ ownership of limited partnership interests in B.F.  Also includes 1,657,504 shares directly owned by the Baty 2014 Grantor Retained Annuity Trust of which Stanley L. Baty and Brandon D. Baty are a co-trustees. Stanley L. Baty disclaims beneficial ownership of the shares held by the trusts.

(10)	Includes options exercisable within 60 days for the purchase of 67,500 shares.

(11)	Includes options exercisable within 60 days for the purchase of 52,500 shares.

(12)	Includes options exercisable within 60 days for the purchase of 40,000 shares.
(13) Includes options exercisable within 60 days for the purchase of 17,500 shares.

(14)	Includes options exercisable within 60 days for the purchase of 32,500 shares.

(15)	Includes options exercisable within 60 days for the purchase of 55,000 shares.

(16)
Of the shares held as described in footnote 8 above, 33,209 shares are attributable to a trust for the benefit of Brandon D. Baty’s children, of which Stanley L. Baty serves as sole trustee, and 69,072 shares are attributable to trusts for the benefit of Stanley L. Baty’s children, of which Brandon D. Baty serves as sole trustee. Also includes 1,657,504 shares directly owned by the Baty 2014 Grantor Retained Annuity Trust of which Stanley L. Baty and Brandon D. Baty are a co-trustees. Brandon D. Baty disclaims beneficial ownership of the shares held by the trusts.

(17)
CPG is the general partner of B.F., which is wholly owned by Daniel R. Baty and controlled by Mr. Baty and his sons Stanley L. Baty, who is a director of the Company, and Brandon D. Baty.  Daniel R. Baty, Stanley L. Baty and Brandon D. Baty are also each limited partners of B.F.  Daniel R. Baty, Stanley L. Baty and Brandon D. Baty each disclaim beneficial ownership of the shares held by B.F. except to the extent of their respective pecuniary interests in such shares.

(18)
Based on Schedule 13D filed by Brookdale Senior Living Inc. on March 3, 2014, indicating beneficial ownership as of such date.  According to such filing, Brookdale Senior Living reported that it and its related entities have shared voting power and shared dispositive power with respect to 5,894,739 shares.

(19)
Based on Schedule 13G/A filed by Capital World Investors on February 13, 2014 indicating beneficial ownership as of December 31, 2013.  According to such filing, Capital World Investors reported that it has sole voting power and sole dispositive power with respect to 2,729,700 shares.

(20)
Based on Schedule 13G/A filed by FMR LLC on March 10, 2014, indicating beneficial ownership as of December 31, 2013.  According to such filing, FMR LLC reported that it and its related entities have sole voting power with respect to 0 shares and sole dispositive power with respect to 3,832,289 shares.

(21)
Based on Schedule 13G/A filed by Long Pond Capital LLC on February 14, 2014, indicating beneficial ownership as of December 31, 2013.  According to such filing, Long Pond Capital LLC reported that it and its related entities have sole voting power and sole dispositive power with respect to 2,676,740 shares.

(22)
Includes options exercisable within 60 days for the purchase of 1,275,400 shares, including options described in footnotes 2 through 7 and 10 through 15 above, and 744,210 shares of unvested restricted stock, including unvested restricted stock described in footnotes 2 through 6 above.

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

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans excluding shares reflected in column (a)
Plan Category	(1) (a)	(b)	(2) (c)
Equity compensation plans approved by shareholders	3,989,814	$20.27	2,769,127
Equity compensation plans not approved by shareholders	–	–	–
Total	3,989,814	$20.27	2,769,127

(1)	Represents outstanding options to purchase shares under the 2006 Plan and the Directors Plan.

(2)	Represents 2,599,637 shares available for grant under the 2006 Plan and 169,490 shares available for purchase under the 2009 ESP Plan.

Change in Control - Merger Agreement with Brookdale

As described in this Form 10-K/A under Explanatory Note, on February 20, 2014, Emeritus entered into a Merger Agreement with Brookdale and Merger Sub. Pursuant to the terms, and subject to the conditions of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into Emeritus, and Emeritus will continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Brookdale.

The Merger Agreement was unanimously approved by the Board of Directors of each of Emeritus and Brookdale, and Emeritus has agreed to convene a special meeting of its shareholders to consider and vote upon the Merger Agreement and the Merger.

Pursuant to the terms of the Merger, at the effective time of the Merger, each issued and outstanding share of Emeritus common stock (other than shares in respect of which dissenters’ rights are perfected and other than any shares owned by Brookdale or its subsidiaries) will automatically be canceled and converted into the right to receive consideration equal to 0.95 of one share of Brookdale common stock.

We expect that the Merger will close in the third quarter of 2014, subject to the satisfaction of specified closing conditions described above in this Form 10-K/A under Explanatory Note.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Shared Opportunities Agreement with Mr. Daniel R. Baty. The Company and Mr. Baty entered into a Shared Opportunities Agreement on January 19, 2011 (the “SOA”), to be effective while Mr. Baty is an officer or director of the Company, unless we give six months written notice to Mr. Baty of termination of the SOA or we otherwise agree.  In connection with entry into the SOA, we and Mr. Baty agreed to terminate the Noncompetition Agreement dated September 29, 1995, as amended, between the Company and Mr. Baty.  Under the SOA, Mr. Baty and his affiliate, Columbia Pacific Management (“CPM”), of which Mr. Baty is a managing partner, acknowledge that each has an affirmative obligation to immediately present to the Company all investment opportunities in senior living communities and ancillary businesses (including therapy, home health, durable medical equipment and hospice) in the United States and Canada.  With respect to each such transaction, we will have the right to (i) pursue such transaction on our own or elect to co-invest with Mr. Baty in the transaction or (ii) manage the assets and/or business pursuant to a management agreement.  If we enter into a management agreement, we will also be entitled to (a) a first right of refusal to purchase the assets and/or business at a subsequent sale and (b) a participation “promote” (in addition to any return to which we may be entitled as an equity participant) upon the sale of the assets and/or business.  In the event that Mr. Baty identifies an investment opportunity in senior living communities and ancillary businesses in China (the “China Opportunity”), we will have the right to co-invest in the China Opportunity up to 50% of the equity value and manage, consult, or otherwise provide resources upon mutually agreeable terms.  In 2012, we entered into a consulting agreement with an affiliate of Mr. Baty’s under the terms of which we are providing systems, programmatic and operational support in connection with the affiliate's senior housing investment activities in China, including the development of a rehabilitation care center that opened in Shanghai in the third quarter of 2012.

In October 2013, we invested $1.8 million in the Columbia Pacific China Healthcare Fund, L.P. (the "China Fund"). CPM is the general partner and manager. As of December 31, 2013, our ownership interest in the China Fund was approximately 5.33%. When the China Fund is fully subscribed and funded, our ownership interest will be less than 2.0%. For a portion of our capital contribution to the China Fund, we were given credit for items such as operational and development know-how, processes, systems and related documentation. As a result, we realized a noncash gain on our investment of $1.0 million.

Community Agreements with Baty-Related Entities.  Mr. Daniel Baty personally guarantees our obligations under certain leases pursuant to which we initially leased 18 communities (the “Cash Flow Sharing Communities”) from a real estate investment trust (“REIT”).  In October 2008, the real property underlying eight of these communities was purchased by a 50-50 joint venture owned by Emeritus and Mr. Baty and they were removed from the master lease. As compensation for facilitating the master lease and for the guarantee, Mr. Baty receives, based on a prescribed formula, 50% of the positive cash flow of the Cash Flow Sharing Communities, which includes those in the joint venture, and is responsible for 50% of any negative cash flow, as defined in a cash flow sharing agreement.

We have the right to purchase Mr. Baty’s 50% interest in the cash flow of these communities for the lesser of 50% of (i) six times cash flow or (ii) the fair market value of that cash flow.  For purposes of this transaction, cash flow is defined as net income adjusted for management fees equal to 5.0% of revenues, actual capital expenditures, and certain other agreed upon adjustments.  Under this agreement, Emeritus received $1.6 million, $364,000 and $132,000 from Mr. Baty for 2013, 2012 and 2011, respectively. For those communities owned by the joint venture, we have the right to purchase Mr. Baty’s equity interest in the properties for the lesser of 50% of (i) fair market value or (ii) net operating income, as defined, capitalized at 8.25%.  Mr. Baty also guarantees the debt on the joint venture communities, which totaled $14.3 million at December 31, 2013.

In November 2013, we exercised our option to purchase Mr. Baty's rights related to two of the Cash Flow Sharing Communities (the "2013 Buyout") for $3.0 million. In February 2011 and November 2011, we exercised our option to purchase Mr. Baty’s rights related to a total of nine of the Cash Flow Sharing Communities (the “2011 Buyouts”).  Five of the nine communities in the 2011 Buyouts were owned by the joint venture, and the 2011 Buyouts also included our purchase of Mr. Baty’s equity interest in these five communities.  We paid to Mr. Baty a total of $14.5 million in cash under the terms of the 2011 Buyouts.

At December 31, 2013, we managed six assisted living communities that are owned by entities that Mr. Baty controls and in which he, Stan Baty, a member of our board of directors, and/or the Baty family partnership held varying direct and indirect financial interests, and one assisted living community that is wholly owned by Mr. Baty.  The management agreements generally provide for fees equal to 5.0% of revenues, are for indefinite terms unless terminated for cause, and grant us a right of first refusal on sale of the properties.  The Company earned management fee revenue under these agreements of approximately $1.0 million, $778,000 and $832,000 in 2013, 2012, and 2011, respectively.

The Company and Mr. Baty have a continuing agreement that governs the operating, accounting, and payment procedures relating to the foregoing entities in which Mr. Baty had a financial interest, including prompt repayment of any balances that are temporarily outstanding as a result of normal operations and interest on average outstanding balances at LIBOR plus 3.0%.  As of March 31, 2014, there were no material outstanding balances (net of funds held by us for application to outstanding balances).

Painted Post. On February 20, 2014, concurrently with its entry into the Merger Agreement, Emeritus entered into a letter agreement (the "Painted Post Letter Agreement") with Brookdale, Painted Post, LLC, a New York corporation, ("Painted Post"), Painted Post Properties, Inc., a Washington corporation, ("Painted Post Properties"), Mr. Cobb, the sole member of Painted Post; Mr. Baty, an owner of 50% of the outstanding capital stock of Painted Post Properties; and Mr. Brandstrom, a former director of Emeritus and an owner of 50% of the outstanding capital stock of Painted Post Properties. For state regulatory reasons, Painted Post and Painted Post Properties, (together, the "Painted Post Entities"), have previously been engaged by Emeritus to provide certain administrative services in order to facilitate the operation of assisted living communities in the state of New York.
The Painted Post Letter Agreement provides, among other things, that Brookdale will use its reasonable best efforts to (a) cause the transfer of the equity interests of the Painted Post Entities or (b) secure the approval of the New York Department of Health for a change of operator of the facilities for which the Painted Post Entities are the licensed operators, referred to herein as the Painted Post Approval, in each case, to one or more designees of Brookdale.
The Painted Post Letter Agreement also provides that if the Painted Post Approval has not been approved by the New York Department of Health within two years after the consummation of the Merger, then until such time as the Painted Post Approval has been approved or Mr. Brandstrom no longer holds his interest in Painted Post Properties, Brookdale will pay to Mr. Brandstrom a $50,000 annual fee, which fee will increase annually thereafter on each anniversary of the consummation of the Merger by 50%. No fees will be payable to either Mr. Cobb or Mr. Baty in connection with the Painted Post Letter Agreement.

Independence of the Board of Directors

Section 303A.01 of the New York Stock Exchange Listed Company Manual (the “NYSE Manual”) requires that a majority of the members of our board of directors qualify as independent, as defined by Section 303A.02 of the NYSE Manual.  Our board reviewed the independence of our directors in accordance with the applicable standards of the New York Stock Exchange, as well as other applicable laws and SEC regulations.  In the case of directors who serve on our Audit Committee, our board of directors also reviews their independence under Rule 10A-3 promulgated under the Exchange Act.  In order to meet the definition of “independent” under Section 303A.02, a director must not, among other things, be an employee of the company or an immediate family member of an executive officer, or have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of director.

Our board of directors has determined that each of the following directors qualifies as independent, which represents a majority of our board members:  H. R. Brereton Barlow, Bruce L. Busby, Stuart Koenig, James R. Ladd, Richard W. Macedonia, and Robert E. Marks.

Item 14. Principal Accountant Fees and Services.

KPMG LLP ("KPMG") is the Company's independent registered public accounting firm. The following table presents fees for professional audit services rendered by KPMG for the audit of the Company's annual financial statements for the years ended December 31, 2012 and 2013 and fees for other services rendered by KPMG during those periods:

	2013	2012
Audit fees (1)	$1,639,600	$1,193,000
Audit related fees (2)	—	200,000
Tax fees (3)	132,272	—
All other fees	—	—
Total	$1,771,872	$1,393,000

(1)
KPMG’s aggregate fees billed for the audit of our annual consolidated financial statements, the audit of our internal controls over financial reporting, three reviews of our quarterly reports on Form 10-Q and services that are normally provided by an independent registered public accounting firm in connection with statutory and regulatory filings or engagements, including those related to the SEC.

(2)	KPMG’s aggregate fees billed for audit related matters, including consultation and research related to contemplated transactions.

(3)	Fees related to federal and state tax consulting.

Our Audit Committee has considered whether KPMG’s provision of non-audit services is compatible with maintaining the independence of KPMG.  Our Audit Committee’s written charter requires that all services KPMG may provide to us be approved in advance by the Audit Committee.  In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the chairman of the Audit Committee has been authorized to approve such services.  Any such approvals will be reported to the Audit Committee at its next scheduled meeting.  In 2013 and 2012, 100% of all services provided by KPMG were pre-approved by the Audit Committee or the chairman of the Audit Committee in accordance with the above policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Certain of the agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (a) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (b) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which confidential disclosures are not necessarily reflected in the agreement; (c) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.  Accordingly, those representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time.  Additional information about Emeritus may be found in our Annual Report on Form 10-K, as amended by this Amendment No. 1, and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit Number	Description		Footnote
2.1	Agreement and Plan of Merger dated February 20, 2014 by and among Emeritus Corporation, Brookdale Senior Living Inc., and Broadway Merger Sub Corporation.		(65)
3.1	Restated Articles of Incorporation of registrant as of September 14, 2009.		(37)
3.2	Amended and Restated Bylaws of registrant.		(37)
3.3	Amendment to Restated Bylaws of registrant.		(66)
10.1*	Amended and Restated 1995 Stock Incentive Plan (as amended through August 24, 2000).		(7)
10.2*	Amended and Restated Stock Option Plan for Nonemployee Directors (as amended through April 2, 2010) (Appendix B).		(41)
10.3*	2009 Employee Stock Purchase Plan (Appendix A).		(55)
10.4*	2006 Amended and Restated Equity Incentive Plan. (Exhibit to Definitive Proxy Statement Appendix A)		(41)
	10.4.1	Form of Option Agreement for grants made pursuant to the 2006 Equity Incentive Plan.	(34)
	10.4.2	Form of 2011 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(56)
	10.4.3	Form of 2012 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(60)
	10.4.4	Form of Restricted Stock Award Agreement for Non-Employee Director awards made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(63)
	10.4.5	Restricted Stock Award Agreement for non-employee directors.	(63)
	10.4.6	Form of 2013 Restricted Stock Award Agreement for grants made pursuant to the 2006 Amended and Restated Equity Incentive Plan.	(66)
10.5*	Nonqualified Deferred Compensation Plan.		(39)
10.6*	Noncompetition Agreements between Registrant and Executive Officers.
	10.6.3	Noncompetition Agreement dated September 29, 1995 between registrant and Raymond R. Brandstrom (Exhibit 10.4.2).	(1)
	10.6.4	First Amendment to Noncompetition Agreement dated October 28, 1997 between registrant and Raymond R. Brandstrom (Exhibit 10.1.2).	(5)
	10.6.5	Noncompetition Agreement dated April 10, 2009 between registrant and Granger Cobb.	(36)
	10.6.6	Noncompetition Agreement dated May 21, 2009 between registrant and Budgie Amparo.	(36)
	10.6.7	Noncompetition Agreement dated November 20, 2009 between registrant and Rob Bateman.	(39)
10.7*	Executive Separations Agreements.
	10.7.1	Agreement and General Release between registrant and Frank Ruffo, Jr. (Exhibit 10.15.1).	(21)
10.8	Office Lease dated April 29, 1996 between Martin Selig, as lessor, and registrant, as lessee.		(2)

	10.8.1	Office Lease dated June 29, 2010 between Selig Holdings Company as lessor, and registrant, as lessee.	(46)
10.9*	Executive Employment Agreements.
	10.9.2	Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr., effective January 1, 2010.	(38)
	10.9.3	First Amendment to Employment Agreement between Emeritus Corporation and Raymond R. Brandstrom Jr., effective June 23, 2010.	(46)
	10.9.4	Employment Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011.	(49)
	10.9.5	Amended and Restated Employment Agreement, effective as of January 1, 2012, between Emeritus Corporation and its subsidiaries and Granger Cobb.	(26)
10.22	Documents Relating to Merger with Summerville Senior Living, Inc.
	10.22.1	Agreement and Plan of Merger dated March 29, 2007 among registrant, and certain of its shareholders, and Summerville Senior Living, Inc., and certain of its shareholders (Exhibit 2.1).	(22)
	10.22.2	Amended and Restated Shareholders Agreement dated March 29, 2007 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).	(22)
	10.22.3	Registration Rights Agreement dated March 29, 2007 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.2).	(22)
	10.22.4	Amendment to Registration Rights Agreement dated March 31, 2010 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc. (Exhibit 10.1).	(40)
	10.22.5	First Amendment to Amended and Restated Shareholders Agreement effective April 30, 2010 among registrant, certain of its shareholders and certain shareholders of Summerville Senior Living, Inc.	(46)
10.24	Documents Relating to Leases with Health Care Property Investors, Inc. & Summerville Senior Living, Inc. for 23 communities.
	10.24.1	Amended and Restated Master Lease Agreement dated 4-20-05 between Health Care Property Investors, Inc and Westminster HCP, LLC and certain subsidiaries of Summerville Senior Living for 10 properties.	(27)
	10.24.2	First Amendment HCPI Master Lease dated 9-1-05 to add 9 Group 4 acquisition facilities.	(27)
	10.24.3	Second Amendment HCPI Master Lease dated 12-20-05 to add 2 Group 5 facilities.	(27)
	10.24.4	Third Amendment HCPI Master Lease dated 1-31-06 to add Chestnut Hill facilities.	(27)
	10.24.5	Fourth Amendment HCPI Master Lease dated 5-24-06 to add Becket Lake Lodge facility and capital additions.	(27)
	10.24.6	Fifth Amendment HCPI Master Lease dated 6-1-06 to add Carrollwood and Gainsville facilities.	(27)
	10.24.7	Sixth Amendment HCPI Master Lease dated 8-1-06 to add Fox Run facility.	(27)
	10.24.8	Seventh Amendment HCPI Master Lease dated 10-1-06 to add 5 Group 10 facilities.	(27)
	10.24.9	Eighth Amendment HCPI Master Lease dated 8-8-07.	(27)
	10.24.10	Ninth Amendment HCPI Master Lease dated 8-15-07 to remove eight purchased communities from lease.	(27)
	10.24.11	Sixteenth Amendment to Amended and Restated Master Lease dated as of June 28, 2013 by and among affiliates of HCP, Inc. and Emeritus Corporation (addition of Springtree Facility).	(64)
10.26	Documents related to Leases with Nationwide Health Properties, Inc. and Summerville Senior Living for six communities.
	10.26.1	Master Lease Agreement between Nationwide Health Properties, Inc. and certain subsidiaries of Summerville Senior Living for 3 properties dated 10-2-06.	(27)
	10.26.2	First Amendment to NHP Master Lease dated 12-1-06 to add Ridgewood Gardens.	(27)
	10.26.3	Second Amendment to NHP Master Lease dated 1-2-07 to add North Hills and Medina facilities.	(27)

	10.26.4	Third Amendment to NHP Master Lease dated 10-22-08 by and between Emeritus Corporation and Nationwide Health Properties, Inc.	(29)
	10.26.5	Fourth Amendment to NHP Master Lease dated 11-01-10 by and among Nationwide Health Properties, Inc., NHP McClain LLC, as Landlord and certain subsidiaries of Summerville Senior Living, as Tenant, and Emeritus Corporation as Guarantor.	(29)
10.27	Documents related to Leases with Brentwood/Garantoni and Summerville Senior Living for four Indiana communities.
	10.27.1	Master Lease Agreement for 4 Indiana communities between Brentwood/Garantoni and Summerville Senior Living dated 10-01-04.	(28)
	10.27.2	Brentwood-Elkart Lease Agreement 10-29-04.	(28)
	10.27.3	Brentwood-Hobart Lease Agreement 10-29-04.	(28)
	10.27.4	First Amendment to Brentwood-Hobart Lease Agreement 8-15-06.	(28)
	10.27.5	Second Amendment to Brentwood-Hobart Lease Agreement 2-12-07.	(28)
	10.27.6	Brentwood-LaPorte Lease Agreement 11-15-04.	(28)
	10.27.7	First Amendment to Brentwood-LaPorte Lease Agreement 8-15-06.	(28)
	10.27.8	Second Amendment to Brentwood-LaPorte Lease Agreement 2-12-07.	(28)
	10.27.9	Third Amendment to Brentwood-LaPorte Lease Agreement 5-14-07.	(28)
	10.27.10	Brentwood-Niles Lease Agreement 11-15-04.	(28)
10.28	Documents related to Leases with Warren L. Breslow Trust as Lessor and Summerville Senior Living for four communities.
	10.28.1	Amended and Restated Lease Agreement dated 11-1-94 between Alhambra Royale and Jerry Agam and Pacifica Manor, Inc.	(28)
	10.28.2	Amendment to Lease and Consent Agreement dated 8-28-98 by and among Alhambra Royale, Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.	(28)
	10.28.3	Amended and Restated Lease Agreement dated 11-1-94 between Chatsworth and Jerry Agam and Pacifica Manor, Inc.	(28)
	10.28.4	Amendment to Lease and Consent Agreement dated 8-28-98 between Chatsworth Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.	(28)
	10.28.5	Amended and Restated Lease Agreement dated 11-1-94 between Clairemont and Jerry Agam and Pacifica Manor, Inc.	(28)
	10.28.6	Amendment to Lease and Consent Agreement dated 8-28-98 between Clairemont, Jerry Agam, Pacifica Manor, Inc and COBBCO Inc.	(28)
	10.28.7	Lease Agreement dated 3-1-05 between Brookhurst Royale, LLC and Summerville 13, LLC.	(28)
	10.28.8	Amended and Restated Lease Agreement dated October 15, 2010 by and between Alhambra Royale, and Summerville at COBBCO Inc.	(48)
	10.28.9	Amended and Restated Lease Agreement dated October 15, 2010 by and between Chatsworth Royale and Summerville at COBBCO Inc.	(48)
	10.28.10	Amended to Lease and Consent Agreement dated October 15, 2010 by and between Clairemont Royale LP and Summerville at COBBCO Inc.	(48)
10.29	Documents related to Leases with General Residential Corp and Summerville Senior Living for two communities.
	10.29.1	Lease Agreement dated 2-24-05 between General Residential Corporation and Summerville at COBBCO for Orange.	(28)
	10.29.2	Lease Agreement dated 9-28-05 between General Residential Corporation and Summerville at COBBCO for Casa Whittier.	(28)
10.31	Documents related to Leases between P G Fry Properties, Inc and Summerville 8 LLC for two communities.
	10.31.1	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 4-14-05 for Villa Colima in California.	(27)
	10.31.2	Lease Agreement between P G Fry Properties, Inc and Summerville 8 LLC dated 6-30-05 for Regency Residence in Florida.	(27)
10.32	Documents related to Lease between Casa Glendale Partners and Summerville at COBBCO, Inc.
	10.32.1	Single Tenant Lease between Berg Family Revocable Trust and Berg Senior Services Corporation dated 4-1-91 for Casa Glendale community.	(27)

	10.32.2	Amendment, Assignment, and Confirmation of Lease between Casa Glendale Partners, successor interest to Berg Family Revocable Trust, Berg Senior Services Corp, Berg Senior Services Management Corp and Summerville at COBBCO, Inc. dated 6-1-99.	(27)
10.33	Documents related to Leases between Sokol Enterprises and Grand Cypress Residential Care Corporation for two communities.
	10.33.1	Lease Agreement between Sokol Trust and Grand Cypress Residential Care Corporation dated 7-1-96 for Tarzana Place.	(27)
	10.33.2	Lease Agreement between Valley View Retirement home (David Sokol) and Grand Cypress Residential Care Corporation dated 8-2-96.	(27)
10.34	Documents related to Lease between Vintage Investors and Summerville (COBBCO).
	10.34.1	Lease Agreement between Vintage Investors and Summerville (COBBCO) dated 6-17-97 for Villa del Rey Community.	(27)
	10.34.2	First Amendment to Lease dated 4-27-07 to extend lease term.	(27)
10.35	Documents related to Lease between Mission/Felson Partners, LP and Summerville (COBBCO).
	10.35.1	Assisted Living Facility Lease between Mission/Felson Partners, LP and Summerville (COBBCO) dated 7-3-97 for Landmark Villa.	(27)
	10.35.2	Extension Notice for Landmark Villa Lease dated 4-30-04.	(27)
10.36	Documents related to Lease between Dale E. Patterson and Summerville (COBBCO).
	10.36.1	Assisted Living Facility Lease between Dale E. Patterson and Summerville (COBBCO) dated 10-1-97 for Garden Manor.	(27)
	10.36.2	Extension Letter for Garden Manor Lease dated 2-15-07.	(27)
	10.36.3	First Amendment to Assisted Living Facility Lease (Garden Manor) dated October 1, 2011 by and between Dale E. Patterson and Cobbco, Inc.	(56)
	10.36.4	Purchase Option Agreement dated October 1, 2011 by and between Emeritus Corporation and Dale E. Patterson.	(56)
10.37	Documents related to Lease between Cox, West, and Fischer and Summerville (COBBCO).
	10.37.1	Assisted Living Facility Lease between Cox, West, and Fischer and Summerville (COBBCO) dated 10-1-97 for Villa de Anza.	(27)
10.38	Documents related to Lease between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc.
	10.38.1	Lease Agreement between Carriage Hill Cabin John, Inc. and Summerville at Potomac, Inc. dated 4-21-98 for Potomac Community.	(27)
	10.38.2	Lease Amendment dated June 1, 2013 by and between Carriage Hill Cabin John, Inc., as agent for the owner, Cabin John Properties, LLC, and Summerville at Potomac, Inc.	(64)
10.39	Documents related to Leases between Salinas Valley Memorial Assisted Living LLC and Summerville at Harden Ranch.
	10.39.1	Assisted Living Facility Lease between Salinas Valley Memorial Assisted Living LLC and Summerville at Harden Ranch dated 3-31-04 for Harden Ranch.	(27)
10.40	Documents related to lease agreement between Woodward Arnold LLC, Woodward Pomerantz LLC, Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1 LLC for 1 community.
	10.40.1	Assisted Living Facility Lease between Woodward Arnold LLC, Woodward Pomerantz LLC, Woodward Felson LLC, Woodward Gordon-Burge LLC, Woodward Burge LLC and Summerville 1 LLC dated 9-1-04 for Woodward Community.	(27)
10.41	Documents related to Lease between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO.
	10.41.1	Lease Agreement dated 11-9-89 between Richard and Lois Arnold, Murray & Janet Gordon and COBBCO for Creekside Lodge.	(27)
10.42	Documents related to Lease between Ventas Realty and Summerville for 7 communities.
	10.42.1	Amended and Restated Master Lease Agreement by Ventas Realty, LP and SW Assisted Living, LLC, Summerville at Mentor, LLC, Summerville at Heritage Place, LLC, Summerville at Atherton Court LLC, Summerville at Barrington Court LLC and Summerville at Roseville Gardens LLC dated 3-31-06.	(27)
	10.42.2	Second Amended and Restated Master Lease Agreement dated 4-20-06 to add Summerville at Golden Pond.	(27)

	10.42.3	Third Amended and Restated Master Lease Agreement dated July 25, 2008 by Ventas Realty, LP and Ventas Framingham, LLC as landlord and Summerville 3,5,14,15,16,17,SW Assisted Living, Summerville at Mentor, Heritage Place, Atherton Court, Barrington Court, Roseville Gardens and Golden Pond LLC.	(34)
	10.42.4	Lease Combination Agreement and Amendment of Lease dated as of June 29, 2011 by and among Ventas Realty, Limited Partnership and Ventas Fairwood, LLC, as Landlord, and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC as Tenant.	(57)
	10.42.5	Second Amendment to Master Lease dated as of February 24, 2012 by and among Ventas Realty, Limited Partnership and SW Assisted Living, LLC, Summerville at Heritage Place, LLC, Summerville at Barrington Court LLC, Summerville at Roseville Gardens LLC, Summerville 17 LLC, and Summerville at Fairwood Manor, LLC.	(57)
10.45	Documents related to Lease between Ventas Whitehall Estates, LLC and Summerville for 1 community.
	10.45.1	Master Lease Agreement by Ventas Whitehall Estates, LLC and Summerville 4, LLC dated 4-14-05 for Whitehall Estates.	(27)
10.52	Documents Relating to Leases with Philip Wegman (9 Communities).
	10.52.01	Indemnity Agreement dated November 3, 1996 between registrant and Painted Post Partnership (Exhibit 10.3).	(4)
	10.52.02	First Amendment to Indemnity Agreement dated January 1, 1997 between registrant and Painted Post Partnership (Exhibit 10.4).	(4)
	10.52.03	Management Services Agreement dated September 2, 1996 between registrant and Painted Post Partners, as operator (Exhibit 10.4.2).	(3)
	10.52.04	First Amendment to Provide Administrative Services dated January 1, 1997 between registrant and Painted Post Partners (Exhibit 10.1).	(4)
10.55	Documents Relating to Leases with Health Care REIT, Inc. and Loan from Healthcare Realty Trust Incorporated (23 Communities).
	10.55.01	Amended and Restated Master Lease Agreement dated September 30, 2003 between Health Care REIT, Inc. and related entities, collectively as landlord, and the registrant, as tenant (Exhibit 10.53.13).	(8)
	10.55.02	First Amendment to Amended and Restated Master Lease Agreement dated June 22, 2005 between Health Care REIT, Inc., and related entities, collectively as landlord, and the registrant, as tenant (Exhibit 10.53.23).	(15)
	10.55.03	Second Amended and Restated Loan Agreement dated March 3, 2005 between Healthcare Realty Trust Incorporated and registrant (Exhibit 10.1).	(13)
	10.55.04	Second Amended and Restated Note of registrant dated March 3, 2005 in the principal amount of $21,426,000 payable to Healthcare Realty Trust Incorporated (Exhibit 10.2).	(13)
	10.55.05	Intercreditor Agreement dated March 3, 2005 between Health Care REIT, Inc. and Healthcare Realty Trust Incorporated (Exhibit 10.4).	(13)
	10.55.06	Loan Purchase Agreement dated May 3, 2005 among Healthcare Realty Trust Incorporated, Health Care REIT, Inc. and registrant (Exhibit 10.3).	(13)
	10.55.07	Amended and Restated Leasehold Mortgage/Deed of Trust, Assignment of Leases and Rents, Financing Statement and Fixture Filing dated September 30, 2003 among registrant, as trustor, various title insurance companies, as trustee, and Health Care REIT, Inc., as beneficiary (Exhibit 10.53.16).	(9)
	10.55.08	Early Option Letter between Health Care REIT, Inc. and certain Affiliates and Emeritus Corporation, Purchase of Park Club of Fort Meyers.	(25)
	10.55.09	Second Amendment to Amended and Restated Master Lease Agreement dated June 30, 2008 between Health Care REIT, Inc and related entities, collectively as landlord and Emeritus Corporation, as Tenant.	(32)
10.56	Documents Relating to 2003 Leases by Health Care Realty, Inc. (4 Communities).
	10.56.01	Four Lease Agreements dated September 29, 2003 between Health Care Realty, Inc. subsidiaries, collectively as lessor, and subsidiaries of the registrant, collectively as lessee (Exhibits 10.34.7, 10.55.4, 10.55.5 and 10.55.6).	(9)
	10.56.10	Master Lease Agreement (Master Lease #3) dated June 10, 2009 by and among Health Care Realty, Inc., and certain of its subsidiaries, and Emeritus Corporation.	(39)

10.57	Documents Relating to Purchase and Financing of Communities from Fretus Investors (24 Communities) Dated 2007.
	10.57.01	Purchase and Sale Agreement (Membership Interests) dated February 22, 2007 among registrant, as buyer, CP ’02 Pool, LLC, FSPP Fretus I, LLC and FSPP Fretus II, LLC, as seller, and Fretus Investors LLC, as company (Exhibit 10.72.2).	(20)
	10.57.02	Loan Agreement (Amended and Restated) dated February 28, 2007 among 24 limited liability companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender (Exhibit 10.72.3).	(20)
	10.57.03	Promissory Note (Fixed Rate) of borrower dated February 28, 2007 in the principal amount of $132 million payable to Capmark Bank (Exhibit 10.72.5).	(20)
	10.57.07	First Amendment to Loan Agreement (Amended and Restated) dated April 25, 2008 among 23 limited liability companies and limited partnerships, collectively as borrower, and Capmark Bank, as lender.	(32)
	10.57.08	Amended and Restated Promissory Note of borrower dated May 1, 2008 in the principal amount of $16.8 million payable to Capmark Bank.	(32)
	10.57.09	Freddie Mac Security, Assignment and Subordination Agreement For Operating Lease dated April 25, 2008 among Emeritus Properties-NGH, LLC, Capmark Bank, and Fretus Investors Chandler LLC. Representative example of 18 communities which in total equal $129 million.	(32)
	10.57.10	Multifamily Note dated April 25, 2008 between Fretus Investors Chandler LLC and Capmark Bank. Representative example of 18 communities which in total equal $129 million.	(32)
	10.57.11	Second Amendment to Loan Agreement (Amended and Restated) dated December 31, 2008 by and among Fretus Investors El Paso LP, as borrower, and Capmark Bank, as lender.	(35)
	10.57.12	The First Amendment to Promissory Note (Amended and Restated) of borrower dated December 31, 2008 in the principal amount of $16.8 million payable to Capmark Bank.	(35)
	10.57.13	Third Amendment to Loan Agreement effective July 1, 2011 by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
	10.57.14	Second Amendment to Promissory Note dated July 1, 2011 in the amount of $4.35 million by and between Fretus Investors El Paso LP and Capmark Bank.	(54)
10.58	Lease Agreement dated August 15, 2003 between Washington Lessor-Silverdale, Inc., as lessor, and ESC –Silverdale,LLC, as lessee (1 Community) (Exhibit 10.76.1).		(11)
10.59	Documents Relating to Purchase Communities from Alterra Healthcare Corporation (5 Communities).
	10.59.01	Conveyance and Operations Transfer Agreement dated December 31, 2003 among ALS Financing, Inc., as seller, Alterra Healthcare Corporation, and Emeritus Properties XVI, Inc., as purchaser, relating to the purchase of three assisted living communities (Exhibit 10.77.4).	(10)
	10.59.05	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated April 30, 2008 between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc in the principal amount of $5.31 million.	(32)
	10.59.06	Fannie Mae Subordination, Assignment and Security Agreement dated April 30, 2008 between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc in the principal amount of $14.475 million.	(32)
	10.59.07	Fannie Mae Subordination, Assignment and Security Agreement dated April 30, 2008 between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc in the principal amount of $14.475 million.	(32)
	10.59.08	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.31 million between Emerikeyt Liberal Springs, LLC and Keycorp Real Estate Capital Markets, Inc.	(32)
	10.59.09	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $14.475 million between Emerikeyt Palms at Loma Linda Inc and Keycorp Real Estate Capital Markets, Inc.	(32)
	10.59.10	Fannie Mae Multifamily Note dated April 30, 2008 in the principal amount of $5.586 million between Emerikeyt Springs at Oceanside Inc and Keycorp Real Estate Capital Markets, Inc.	(32)
10.61	Documents Relating to 2004 Leases with Health Care REIT, Inc. (20 communities).

	10.61.01	Master Lease Agreement dated September 30, 2004 between Health Care REIT, Inc. and related entities, collectively as lessor, and registrant, as lessee, relating to 18 assisted living communities (Exhibit 10.83.1).	(12)
	10.61.02	Unconditional and Continuing Lease Guaranty dated September 30, 2004 by Daniel R. Baty in favor of Health Care REIT, Inc. and related entities (Exhibit 10.83.2).	(12)
	10.61.03	Agreement dated September 30, 2004 between registrant and Daniel R. Baty relating to cash flow sharing agreement (Exhibit 10.83.3).	(12)
	10.61.04	Lease Agreement dated March 31, 2005 between HRCI Wilburn Gardens Properties, LLC, as lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.6).	(14)
	10.61.05	Lease Agreement dated September 1, 2005 between HRCI Hunters Glen Properties, LLC, as lessor, and registrant, as lessee, relating to one assisted living community (Exhibit 10.83.7).	(16)
	10.61.08	Agreement dated February 11, 2011 between Emeritus Corporation, Summerville Senior Living, Inc.,	(50)
		Batus, LLC, and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option).
	10.61.09	Agreement dated November 1, 2011 by and among Emeritus Corporation, Summerville Senior Living, Inc., Batus, LLC and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option)	(56)
	10.61.10	Agreement dated as of November 18, 2013 by and among Emeritus Corporation and Daniel R. Baty relating to a cash flow sharing agreement (Buy Out Option).	(66)
10.62	Documents Relating to Debt Financing with General Electric Capital Corporation (4 Communities).
	10.62.01	Three Purchase and Sale Agreements dated August 5, 2005 between registrant, as purchaser, and three entities, as sellers (Exhibits 10.86.1, 10.86.2 and 10.86.3).	(17)
	10.62.04	Purchase and Sale Agreement dated June 16, 2006 between Silver Lake Assisted Living, LLC, as seller, and ESC-Arbor Place, LLC, as purchaser (Exhibit 10.87.2).	(19)
	10.62.05	Loan Agreement dated June 30, 2006 between ESC Arbor Place, LLC, as borrower, and General Electric Capital Corporation and other financial institutions, collectively as lender, relating to one assisted living community (Exhibit 10.87.1).relating to one assisted living community (Exhibit 10.87.1).	(18)
	10.62.06	Promissory Note of ESC-Arbor Place, LLC dated June 30, 2006 in the principal amount of $8,000,000 payable to General Electric Capital Corporation.	(24)
	10.62.07	Second Amendment to Loan Agreement dated December 31, 2008 between ESC Arbor Place, LLC, as borrower, and General Electric Capital Corporation as lender.	(35)
10.63	Documents Relating to Joint Venture with Blackstone Group.
	10.63.05	Purchase and Sale Agreement dated May 4, 2011 between Emeritus Corporation and BREA 806 LLC.	(52)
	10.63.06	Second Amended and Restated Credit Agreement in the amount of $220.0 million dated as of June 1, 2011 among BREA Emeritus LLC and each of its subsidiaries, collectively as borrowers, various financial institutions named therein, collectively as lenders, and General Electric Capital Corporation as agent.	(53)
	10.63.07	Amended and Restated Note dated June 1, 2011 by and among BREA Emeritus LLC and each of its subsidiaries and General Electric Capital Corporation in the amount of $220.0 million.	(53)
	10.63.08	Third Amendment and Consent to Second Amended and Restated Credit Agreement dated as of June 30, 2013 among BREA Emeritus LLC and each of its subsidiaries, collectively as borrowers, various financial institutions named therein, collectively as lenders, and General Electric Capital Corporation as agent.	(66)
10.65	Documents Relating to Purchase of Communities from Health Care Properties Investors, Inc. (9 Communities) Dated 2007.
	10.65.1	Purchase and Sale Agreement and Joint Escrow Instructions dated March 15, 2007 between Health Care Properties Investors Trust, as seller, and registrant, as buyer (Exhibit 10.14.1).	(21)
10.66	Documents Relating to Purchase of Communities from Wegman/Manor Number One thru Number Four , LLC (9 Communities) Dated 2007.
	10.66.01	Purchase and Sale Agreement dated June 8, 2007, by and between Wegman/Manor Number One thru Number Four , LLC, and Emeritus Corporation.	(23)

	10.66.02	Fannie Mae Multifamily Increased Consolidated & Restated Mortgage & Security Agreement dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of three communities agreements.	(27)
	10.66.03	Amended and Restated Multifamily Note dated August 31, 2007 between Meriweg-Syracuse, LLC (Bellevue Manor) and Red Mortgage Capital, Inc. Agreement represents an example of three communities agreements.	(27)
	10.66.04	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 31, 2007 between Meriweg-Rochester, LLC and Red Mortgage Capital, Inc. Agreement represents an example of three communities agreements.	(27)
	10.66.05	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 31, 2007 between Meriweg-Williamsville BPM, LLC and Red Mortgage Capital, Inc. represents an example of three communities agreements.	(27)
	10.66.06	Multifamily Note dated August 31, 2007 between Meriweg-Williamsville BPM, LLC, and Red Mortgage Capital, Inc. Agreement represents an example of six communities.	(27)
10.67	Documents Relating to the Purchase of Communities from Health Care Properties Investors, Inc. (40 Communities) Dated 2007.
	10.67.01	Purchase and Sale Agreement dated June 14, 2007, by and between HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC, Texas HCP Holding, LP, HCP AL of Florida, LLC, and Emeritus Corporation.	(25)
	10.67.02	Amended and Restated Purchase and Sale Agreement dated July 31, 2007 by and between HCPI, HCPI Trust, Emeritus Realty V, LLC, ESC-La Casa Grande, LLC and Texas HCP Holding LP and Emeritus Corporation.	(27)
	10.67.03	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus Corporation as Buyer (Boise, ID).	(27)
	10.67.04	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus Corporation as Buyer (Cedar Rapids).	(27)
	10.67.05	Purchase and Sale Agreement dated July 31, 2007 by and among HCPI and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA).	(27)
	10.67.06	Purchase and Sale Agreement dated July 31, 2007 by and between HCPI and FAEC Holdings (EP), LLC and Emeritus Corporation as Buyer (Escondido Ca, Puyallup, WA) (Morristown, Lewiston, & Stockton).	(27)
	10.67.13	Fannie Mae Multifamily Mortgage, Assignment of Rents & Security Agreement dated August 15, 2007 between Emerichip Voorhees, LLC and Capmark Bank (Laurel Lakes Estates).	(27)
	10.67.14	Multifamily Note dated August 15, 2007 in principal amount of $6.975 million between Emerichip Voorhees, LLC, and Capmark Bank. (Laurel Lake Estates).	(27)
10.68	Documents Relating to the Purchase of Communities from Health Care REIT, Inc. (3 Communities) Dated 2007.
	10.68.01	Loan Agreement dated August 6, 2007 between HC3 FT Meyer, HC3 Orlando, & HC3 Sunrise, subsidiaries of registrant, as borrowers, and General Electric Capital Corporation as lender.	(27)
	10.68.02	Promissory Note of HC3 Ft. Meyer, Orlando, & Sunrise dated August 6, 2007 in the principal amount of $19.6 million payable to General Electric Capital Corporation.	(27)
	10.68.03	Amended, Restated and Consolidated Credit Agreement, dated as of January 31, 2011, among Emerimesa, LLC, ESC-Arbor Place, LLC, HC3 Ft. Myers LLC, HC3 Orlando LLC, HC3 Sunrise LLC, and General Electric Capital Corporation.	(53)
	10.68.04	Promissory Note dated January 31, 2011 by and between Emerimesa, LLC, ESC-Arbor Place, LLC, Ft. Myers LLC, HC3 Orlando LLC and HC3Sunrise LLC in the principal amount of $31.8 million payable to General Electric Capital Corporation.	(53)
10.70	Documents Relating to the Purchase of communities from Nationwide Health Properties, Inc. (NHP) (24 communities) Dated 2008.
	10.70.01	Purchase Sale Agreement dated February 6, 2008 by and among Nationwide Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.	(30)
	10.70.02	First Amendment to Purchase Sale Agreement dated March 25, 2008 by and among Nationwide Health Properties, Inc. (NHP) and its affiliated signatories and Emeritus Corporation.	(31)
	10.70.03	Master Credit Facility Agreement dated April 1, 2008 by and among Borrowers signatory hereto and Capmark Finance, Inc.	(31)

	10.70.04	Master Promissory Note dated April 1, 2008 in the principal amount of $241,889,868. payable to Capmark Bank.	(31)
	10.70.05	Promissory Note of Emeritus Corporation dated March 31, 2008 in the principal amount of $30 million payable to Nationwide Health Properties, Inc.	(31)
	10.70.07	First Amendment to Master Credit Facility Agreement dated December 9, 2011 by and among Emeritus Corporation and 22 LLC subsidiaries, Berkadia Commercial Mortgage LLC and Fannie Mae.	(56)
10.71	Documents Relating to the Purchase and Financing of Communities from Health Care REIT, Inc. (29 Communities) Dated 2008.
	10.71.01	Asset Purchase Agreement dated June 9,2008 by Emeritus Corporation and Health Care REIT, Inc. together with the affiliates of HCN.	(32)
	10.71.02	First Amendment to the Asset Purchase Agreement dated June 30, 2008 by and between Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.	(32)
	10.71.03	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement Effective Markets, Inc. a representative example of 18 communities which in total equal $163.2 million.	(32)
	10.71.04	Freddie Mac Multifamily Note Effective June 30, 2008, EMERITOL WOODS AT EDDY POND LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. a representative example of 18 communities which in total equal $163.2 million.	(32)
	10.71.05	Promissory Note Dated June 30, 2008 in the principal amount of $50.0 million payable to Health Care Reit, Inc.	(32)
	10.71.06	Second Amendment to the Asset Purchase Agreement dated October 16, 2008 by and between Emeritus Corporation and Health Care REIT, Inc together with the affiliates of HCN.	(34)
	10.71.07	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture Filing Effective October, 2008 by Emeritol Eastman Estates LLC to Rebecca S. Conrad, ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. a representative example of 5 communities which in total equal $29 million.	(34)
	10.71.08	Freddie Mac Multifamily Note Effective October 16, 2008, Emeritol Eastman Estates LLC promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC.a representative example of 5 communities which in total equal $29 million.	(34)
	10.71.09	Loan Agreement dated October 17, 2008 by and between Emeritol Dowlen Oaks LLC, Saddleridge Lodge LLC, Seville Estates LLC as borrowers and Keybank National Association as Lender for $17.595 million.	(34)
	10.71.10	Loan Agreement dated October 17, 2008 by and between Emeritol Stonecreek Lodge LLC, Meadowbrook LLC, as borrowers and Keybank National Association as Lender for $9.8 million.	(34)
	10.71.11	LLC Agreement of Batus, LLC a Delaware LLC Effective October 15, 2008.	(34)
	10.71.12	Guaranty dated October 17, 2008 given by Emeritus Corporation to and for the Benefit of Keybank for $17.6 million loan.	(34)
	10.71.13	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture Filing Effective November 12, 2009 by Emeritol Saddleridge Lodge LLC to Rebecca S. Conrad, ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $6.442 million.	(39)
	10.71.14	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Saddleridge Lodge LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. the principal sum $6.442 million.	(39)
	10.71.15	Freddie Mac Multifamily Deed of Trust, Assignment of Rents Security Agreement and Fixture Filing Effective November 12, 2009 by Emeritol Seville Estates LLC to Rebecca S. Conrad, ESQ for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $2.158 million.	(39)
	10.71.16	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Seville Estates LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. the principal sum $2.158 million.	(39)
	10.71.17	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, and Security Agreement Effective November 12, 2009 by Emeritol Meadowbrook LLC to Chicago Title Insurance, for the benefit of KeyCorp Real Estate Capital Markets, Inc. for $3.731 million.	(39)

	10.71.18	Freddie Mac Multifamily Note Effective November 12, 2009 Emeritol Meadowbrook LLC jointly and severally promises to pay KEYCORP REAL ESTATE CAPITAL MARKETS, INC. the principal sum $3.731 million.	(39)
	10.71.19	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Dowlen Oaks LLC, as borrower, Keybank National Association as Lender, Emeritus Corporation and Daniel R. Baty jointly and severally as Guarantor for $6.96 million.	(39)
	10.71.20	Amended and Restated Promissory Note of Emeritol Dowlen Oaks LLC dated November 12, 2009 Promises to pay Keybank National Association the principal amount of $6.96 million.	(39)
	10.71.21	Loan Modification Agreement dated October 30, 2009 by and among Emeritol Stonecreek Lodge LLC as borrower, Keybank National Association as Lender, and Emeritus Corporationas Guarantor for the principal amount of $7.2075 million.	(39)
	10.71.22	Amended and Restated Promissory Note of Emeritol Stonecreek Lodge LLC dated November 12, 2009 promises to pay Keybank National Association the principal amount of $7.2075 million. 2009 promises to pay Keybank National Association the principal amount of $7.2075 million.	(39)
	10.71.23	First Amended and Restated Promissory Note Dated July 9, 2010 in the principal amount of $50.0 million payable to Health Care Reit, Inc.	(46)
	10.71.24	Fannie Mae Multifamily Deed of Trust, Assignment of Rents and Security Agreement and KeyCorp Real Estate Capital Markets, Inc.	(47)
	10.71.25	Fannie Mae Multifamily Note of Emeritol Dowlen Oaks LLC effective November 1, 2010 in the principal amount of $4.475 million payable to KeyCorp Real Estate Capital Markets, Inc.	(47)
10.72	Documents Relating to the Purchase of Communities from Ventas Realty, LP. (5 Communities) Dated 2008.
	10.72.01	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Atherton Court Alzheimer's Residence.	(33)
	10.72.02	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Golden Pond Assisted Living.	(33)
	10.72.03	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Summerville at Brighton.	(33)
	10.72.04	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Summerville at Lake Mary.	(33)
	10.72.05	Agreement for the Sale of Real Estate dated July 25, 2008 between Ventas Realty LP and Emeritus Corporation for the property commonly referred to as Summerville at Mentor.	(33)
	10.72.06	Freddie Mac Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing Effective December 19, 2008 by Emerivent Atherton Court Inc to First American Title Insurance Company for the benefit of Capmark Bank.	(34)
	10.72.07	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective December 19, 2008 between Emerivent Mentor LLC and Capmark Bank.	(34)
	10.72.08	Freddie Mac Multifamily Mortgage, Assignment of Rents, and Security Agreement Effective December 19, 2008 between Emerivent Lake Mary LLC and Capmark Bank.	(34)
	10.72.09	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Atherton Court jointly and severally promises to pay $5.351 million to Capmark Bank.	(34)
	10.72.10	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Mentor jointly and severally promises to pay $15.4 million to Capmark Bank.	(34)
	10.72.11	Freddie Mac Multifamily Note Effective December 19, 2008 Emerivent Lake Mary jointly and severally promises to pay $5.17 million to Capmark Bank.	(34)
	10.72.15	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Bradenton LLC jointly and severally promises to pay $6.2 million to Oak Grove Commercial Mortgage, LLC.	(51)
	10.72.16	Freddie Mac Multifamily Note Effective March 29, 2011 Emerivent Brighton, LLC jointly and severally promises to pay $11.65 million to Oak Grove Commercial Mortgage, LLC.	(51)

10.73	Documents Relating to the Lease of Communities from affiliates of HCP (collectively "HCP") (11 Communities) Dated 2008.
	10.73.01	Master Lease and Security Agreement dated August 22, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(33)
	10.73.02	First Amendment to Master Lease and Security Agreement dated October 20, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(34)
	10.73.03	Second Amendment to Master Lease and Security Agreement dated November 14, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(34)
	10.73.04	Third Amendment to Master Lease and Security Agreement dated November 14, 2008 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (11 communities).	(35)
	10.73.06	Fifth Amendment to Master Lease and Security Agreement dated February 15, 2009 between Affiliates of HCP (collectively "HCP") and Emeritus Corporation (12 communities).	(42)
	10.73.07	Tenth Amendment to Master Lease and Security Agreement dated as of June 14, 2013 between HCP and Emeritus Corporation.	(64)
10.74	Documents Relating to the Lease of Communities from BV Holding-LTC, Inc. (12 Communities) Dated 2008.
	10.74.01	Master Lease agreement dated November 18, 2008 between BV Holding_LTC, Inc. and Emeritus Corporation (2 communities).	(34)
10.75	Documents Relating to Debt Financing with Nationwide Health Properties, Inc. Dated 2008.
	10.75.01	Second Amendment to Loan Agreement dated March 3, 2008 between with NHP and Emeritus Corporation (2 communities).	(35)
	10.75.02	Third Amendment to Loan Agreement dated October 22, 2008 between NHP and Emeritus Corporation.	(35)
	10.75.03	Fourth Amendment to Loan Agreement dated November 1, 2010 between NHP and Emeritus Corporation.	(47)
	10.75.04	Amended and Restated Promissory Note of Emeritus Corporation dated November 1, 2010, in the principal amount of $30.0 million payable to Nationwide Health Properties, Inc.	(47)
10.76	Documents Relating to Debt Financing with Capmark Bank (7 communities) Dated 2008.
	10.76.01	Freddie Mac Multifamily Mortgage, Security, Assignment of Rents and Security Agreement dated December 30, 2008 between EMERICHIP Dover, LLC and Capmark Bank. Representative example of 7 communities which in total equal $36.3 million.	(35)
10.77	Documents Relating to the Lease of Communities with National Health Investors (8 communities) Dated 2009.
	10.77.01	Master Lease dated October 13, 2009 between National Health Investors, Inc. and Emeritus Corporation (8 Communities).	(39)
	10.77.02	First Amendment to Master Lease dated December 1 2009 by and between Emeritus Corporation and National Health Investors, Inc. (8 Communities).	(39)
10.78	Documents Relating to the BRE/SW Portfolio LLC (144 communities) Dated 2010.
	10.78.01	Limited Liability Company Agreement by and between Emeritus Corporation, CPDF II, LLC and BRE/SW Member LLC dated January 15, 2010.	(43)
	10.78.02	Agreement of Purchase and Sale dated January 15, 2010 between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC dated January 15, 2010.	(43)
	10.78.03	Amendment No. 1 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC Dated February 12, 2010.	(43)
	10.78.04	Amendment No. 2 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC Dated March 25, 2010.	(43)
	10.78.05	Amendment No. 3 to Agreement of Purchase and Sale between Stayton SW Assisted Living, LLC and BRE/SW Portfolio LLC Dated March 25, 2010.	(46)
	10.78.06	Amended and Restated Limited Liability Company Agreement by and among Emeritus Corporation, CPDF II, LLC, BRE/SW Member LLC, and Sunwest Rollover Member LLC, dated August 5, 2010.	(48)

	10.78.07	Representative Management Agreement dated August 5, 2010 among entities related to BRE/SW Portfolio LLC, as owner and licensee, and Emeritus Corporation, as manager.	(48)
	10.78.08	Purchase and Sale Agreement dated October 16, 2012 by and among BRE/SW Portfolio LLC, the seller entities, HCP, Inc., and Emeritus Corporation	(60)
	10.78.09	Master Lease and Security Agreement dated October 31, 2012 between affiliates of HCP, Inc. and Emeritus Corporation	(61)
	10.78.10	First Amendment to Master Lease and Security Agreement dated December 4, 2012 by and between affiliates of HCP, Inc. and Emeritus Corporation	(61)
	10.78.11	Loan Agreement dated October 31, 2012 between HCP, Inc. and Emeritus Corporation	(60)
	10.78.12	Promissory Note dated October 31, 2012 between HCP, Inc. and Emeritus Corporation in the amount of $52.0 million.	(60)
10.79	Documents Relating to the Purchase of Trace Pointe (1 Community) Dated 2009.
	10.79.01	Purchase and Sale Agreement Dated September 29, 2009 between Emeritus Corporation as Buyer and Clinton Assisted Living LLC as Seller.	(39)
	10.79.02	Fannie Mae Multifamily Note Dated October 1, 2009 between Emeritrace LLC and Capmark Bank in the principal amount of $12.150 million to Capmark Bank.	(39)
10.80	Documents Relating to Leases with HCP (5 Communities) Dated 2010.
	10.80.01	Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated as of May 14, 2010.	(44)
	10.80.02	First Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated June 8, 2010.	(48)
	10.80.03	Second Amendment to Master Lease and Security Agreement among HCP, Inc. and Texas HCP Holding, L.P., as Lessor, and Emeritus Corporation, as Lessee, dated September 30, 2010.	(48)
10.81	Documents Relating to Leases with HCP (27 Communities) Dated 2010.
	10.81.01	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #1, 17 communities).	(48)
	10.81.02	Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2, 10 communities).	(48)
	10.81.03	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 15, 2010 (Master Lease #1).	(48)
	10.81.04	First Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 12, 2010 (Master Lease #2).	(48)
	10.81.05	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #1).	(48)
	10.81.06	Second Amendment to Master Lease and Security Agreement among between Affiliates of HCP, Inc. as Lessor, and Emeritus Corporation, as Lessee, dated October 22, 2010 (Master Lease #2).	(48)
10.83	Documents Relating to Debt Financing with Keybank National Association (3 communities) Dated 2010.
	10.83.01	Loan Agreement dated November 30, 2010 entered into by Keybank National Association (Lender) and Emerichenal LLC, Emericlear LLC, and Emerimand LLC (together as Borrowers).	(29)
	10.83.02	Promissory Note Dated November 30, 2010, by and between Emerichenal LLC, Emericlear LLC, and Emerimand LLC, and Keybank National Association in the principal amount of $28.0 million.	(29)
	10.83.03	Multifamily Loan and Security Agreement between Emerimand LLC and Keycorp Real Estate Capital Markets, Inc.	(58)
	10.83.04	Consolidated, Amended and Restated Multifamily Note between Emerimand and Keycorp Real Estate Capital Markets, Inc.	(58)
	10.83.05	Loan Modification Agreement dated November 30, 2012 by KeyBank N.A., Emerichenal LLC, Emericlear LLC and Emeritus Corporation.	(60)

	10.83.06	Multifamily Mortgage, Assignment of Rent and Security Agreement dated as of July 30, 2013, between Emerichenal LLC and KeyCorp Real Estate Capital Markets, Inc.	(64)
	10.83.07	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $6,637,500, payable by Emerichenal LLC to KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Chenal Heights).	(64)
10.84	Shared Opportunity Agreement between Registrant and Mr. Daniel R. Baty.
	10.84.01	Shared Opportunities Agreement between Emeritus Corporation and Daniel R. Baty dated January 19, 2011.	(49)
10.85	Documents Relating to the Purchase of the Emeritus at Mandeville Community in 2011.
	10.85.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated as of March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate Capital Markets, Inc.	(53)
	10.85.02	Multifamily Note dated March 31, 2011 between EmeriMandeville LLC and KeyCorp Real Estate 'Capital Markets, Inc. in the amount of $7.8 million.	(53)
10.86	Documents Relating to the Purchase of Emeritus at Spruce Wood and Emeritus at Fillmore Pond in 2011.
	10.86.01	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated May 16, 2011 between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.02	Multifamily Note dated May 16, 2011 in the amount of $14.1 million between Emerishire LLC and Wells Fargo Bank, N.A.	(54)
	10.86.03	Fannie Mae Multifamily Mortgage, Assignment of Rents and Security Agreement dated July 8, 2001 between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
	10.86.04	Multifamily Note dated July 8, 2011 in the amount of $15.8 million between Emerimont LLC and Wells Fargo Bank, N.A.	(54)
10.87	Documents Relating to the Purchase of Emeritus at Vista Oaks and Emeritus at Summer Ridge in 2011.
	10.87.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.02	Multifamily Note dated July 6, 2011 in the amount of $6.075 million between Emerivista LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement and Fixture Filing dated July 6, 2011 between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)
	10.87.04	Multifamily Note dated July 6, 2011 in the amount of $8.63 million between Emerirock LLC and Oak Grove Commercial Mortgage, LLC.	(54)
10.88	Documents Relating to Debt Financing with Keybank National Association (3 communities) in 2011.
	10.88.01	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.02	Multifamily Note dated August 31, 2011 in the amount of $9.99 million between Emerikeyt LO of Broadmoor LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.03	Freddie Mac Multifamily Deed of Trust, Assignment of Rents and Security Agreement dated August 31, 2011 between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.04	Multifamily Note dated August 31, 2011 in the amount of $14.2 million between The Inn at Grove City LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.05	Freddie Mac Multifamily Mortgage, Assignment of Rents and Security Agreement dated August 31, 2011 between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
	10.88.06	Multifamily Note dated August 31, 2011 in the amount of $4.57 million between Emeritol Stonecreek Lodge LLC and KeyCorp Real Estate Capital Markets, Inc.	(54)
10.89	Documents Relating to Debt Financing with Synovus Bank (4 communities) in 2011.
	10.89.01	Loan Agreement dated September 29, 2011 by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)

	10.89.02	Promissory Note dated September 29, 2011 in the amount of $25.0 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
	10.89.03	Promissory Note dated September 29, 2011 in the amount of $4.6 million by and between Emeripark SC LLC, Emeri-Sky SC LLC, Emerivill SC, LLC, Heritage Hills Retirement, Inc. and First Commercial Bank, a division of Synovus Bank.	(56)
10.90	Documents Relating to Debt Financing with KeyBank N.A. (16 communities) in 2011.
	10.90.01	Loan Agreement dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburt LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
	10.90.02	Amended and Restated Promissory Note dated October 27, 2011 in the amount of $112.0 million by KeyBank National Association, Emerihrt Bloomsburg LLC, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerihrt Danville LLC, Emerichip Stockton LLC, Emerichip Walla Walla LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerihrt Harrisonburg LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, Emerihrt Henderson LP, Emerihrt Medical Center LP, Emerihrt Oakwell Farms LP and Emerihrt Stonebridge Ranch LP.	(56)
	10.90.03	Modification of Loan Agreements dated September 7, 2012 by KeyBank National Association, Emerihrt Roanoke LLC, Emerihrt Creekview LLC, Emerichip Stockton LLC, Emerihrt Greensboro LLC, Emerihrt Harrisburg LLC, Emerichip Phoenix LLC, Emerihrt Ravenna LLC, PHNTUS LO Joliet SCU LLC, and Emerihrt Medical Center LP.	(60)
	10.90.04	Multifamily Mortgage, Assignment of Rent and Security Agreement effective as of July 30, 2013, between Emerihrt Harrisburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(64)
	10.90.05	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $3,375,000, payable by Emerihrt Harrisburg LLC to KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Harrisburg).	(64)
	10.90.06	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of July 30, 2013, between Emerihrt Medical Center LP and KeyCorp Real Estate Capital Markets, Inc.	(64)
	10.90.07	Freddie Mac Multifamily Note dated as of July 30, 2013 in the amount of $7,857,500, payable by Emerihrt Medical Center LP KeyCorp Real Estate Capital Markets, Inc. (Emeritus at Kingsley Place Medical Center).	(64)
10.91	Documents Relating to Debt Financing with KeyBank N.A. and Fannie Mae (7 communities) in 2011.
	10.91.01	Multifamily Loan and Security Agreement dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
	10.91.02	Multifamily Note dated December 22, 2011 (effective December 29, 2011) by and between Emerihrt Bloomsburg LLC and KeyCorp Real Estate Capital Markets, Inc.	(56)
		These are representative examples of seven communities (Bloomsburg, Danville, Harrisonburg, Henderson, Oakwell Farms, Ravenna and Stonebridge) that in total equal $53.295 million.
10.92	Documents Relating to HUD Financing with Oak Grove Commercial Mortgage, LLC (3 communities).
	10.92.01	Deed of Trust Note dated December 1, 2011 in the amount of $8,925,000 between Emerichip San Antonio AO LP and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.02	Deed of Trust Note dated December 1, 2011 in the amount of $4,819,500 between Emeriprez LLC and Oak Grove Commercial Mortgage, LLC.	(56)
	10.92.03	Deed of Trust Note dated December 1, 2011 in the amount of $4,165,000 between Emerichip Everett LLC and Oak Grove Commercial Mortgage, LLC.	(56)
10.93	Documents related to Loan between Midcap Funding VIII, LLC and Emerichip Walla Walla LLC.
	10.93.01	Credit and Security Agreement dated as of July 13, 2012 by and among Emerichip Walla Walla LLC and Midcap Funding VIII, LLC	(59)

	10.93.02	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated as of July 31, 2012 by and among Emerichip Walla Walla LLC (Grantor), Stewart Title Guaranty Company (Trustee), and Midcap Funding VIII, LLC (Beneficiary)	(59)
	10.93.03	Term Loan Note in the amount of $6,800,000 dated as of July 13, 2012 among Emerichip Walla Walla LLC (Borrower) and Midcap Funding VIII, LLC (together with its successors and assigns, Lender)	(59)
10.94	Documents related to the acquisition of Nurse on Call, Inc.		(60)
	10.94.01	Unit Purchase Agreement dated November 1, 2012 among Home Health Care Holdings, LLC, Emeritus Corporation, EmeriCare NOC LLC, the members of Home Health Care Holdings, LLC, and Kinderhook Industries, Inc. as seller representative.	(60)
	10.94.02	Put/Call Agreement dated November 1, 2012 by and among Emeritus Corporation, EmeriCare NOC LLC, and the Minority Members.	(60)
	10.94.03	Term Credit Agreement dated February 25, 2013 among Nurse On Call, Inc. and subsidiaries, Home Health Care Holdings LLC, Emericare NOC LLC, Emeritus Properties III, LLC, and Emeritus Corporation, as Guarantors, and KeyBank National Association.	(62)
	10.94.04	Term Promissory Note in the amount of $30,000,000 dated February 25, 2013 between Nurse On Call, Inc. and subsidiaries and KeyBank National Association	(62)
	10.94.05	Term Promissory Note in the amount of $20,000,000 dated February 25, 2013 between Nurse On Call, Inc. and subsidiaries and Cadence Bank, N.A.	(62)
	10.94.06	Amendment to Put/Call Agreement dated November 1, 2012 by and among Emeritus Corporation, EmeriCare NOC LLC and several Minority Members dated February 25, 2013.	(62)
	10.94.07	Buy-Out Agreement as of December 19, 2013 by and among Emeritus Corporation, EmeriCare NOC LLC and the Minority Members of NOC.	(66)
10.95	Documents Relating to HUD Financing with KeyCorp Real Estate Capital Markets, Inc. (Olive Grove).
	10.95.01	Security Agreement dated November 1, 2012 by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
	10.95.02	Deed of Trust dated November 1, 2012 by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
	10.95.03	Deed of Trust Note dated November 1, 2012, in the amount of $4,080,000, by and between Emerichip Phoenix LLC and KeyCorp Real Estate Capital Markets, Inc.	(60)
10.96	Documents related to the Diablo Lodge Lease.
	10.96.01	Diablo Lodge lease dated January 15, 2013 between Diablo Lodge, LLC, Landlord, and Emeritus Corporation, Tenant.	(62)
10.97	Documents related to the lease of 38 communities from Health Care REIT, Inc. and affiliates ("HCN").
	10.97.01	Master Lease Agreement (Master Lease #7 - MG Facilities - Fannie Lease #2 (PNC)) dated as of September 1, 2013 by and among HCN and Emeritus Corporation.	(64)
10.98	Documents related to the lease of one community from NHI-REIT of Ohio, LLC (Emeritus at Halcyon Village).
	10.98.01	Master Lease dated as of June 28, 2013 by and between Emeritus Corporation and NHI-REIT of Ohio, LLC.	(64)
10.99	Documents Related to Freddie Mac Financing with Berkadia Commercial Mortgage, LLC.
	10.99.01	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of December 3, 2013, between BREA BREA LLC and Fidelity National Title Company as trustee for Berkadia Commercial Mortgage LLC.	(66)
	10.99.02	Multifamily Note dated December 3, 2013 in the amount of $8,400,000 payable to Berkadia Commercial Mortgage LLC.	(66)
	10.99.03	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing effective as of December 3, 2013, between BREA Whittier LLC and Fidelity National Title Company as trustee for Berkadia Commercial Mortgage LLC.	(66)
	10.99.04	Multifamily Note dated December 3, 2013 in the amount of $5,850,000 payable to Berkadia Commercial Mortgage LLC.	(66)
21.1	Subsidiaries of the registrant.		(66)

23.1	Consent of independent registered public accounting firm.		(66)
31.1	Certification of Periodic Reports.
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated February 20, 2014.	(66)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated February 20, 2014.	(66)
	31.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated April 29, 2014.	(67)
	31.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated April 29, 2014.	(67)
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated February 20, 2014.	(66)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated February 20, 2014.	(66)
101	XBRL Files
	101.INS	XBRL Instance Document	(66)
	101.SCH	XBRL Taxonomy Extension Schema	(66)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	(66)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase	(66)
	101.LAB	XBRL Taxonomy Extension Label Linkbase	(66)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	(66)

	Footnotes
*	Indicates a management contract or compensatory plan or arrangement.
(1)
Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 29, 1996 and incorporated herein by reference. (With regard to applicable cross-references in this report, the Company's Current, Quarterly and Annual Reports, and its proxy statements, are filed with the SEC under File No. 1-14012.)

(2)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 14, 1996 and incorporated herein by reference.
(3)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 1996 and incorporated herein by reference.
(4)	Filed as the indicated Exhibit to Amendment No. 2 to Registration Statement on Form S-3 filed on August 14, 1997 and incorporated herein by reference (SEC File No. 333-20805).
(5)	Filed as the indicated Exhibit to Amendment No. 3 to Registration Statement on Form S-3 filed on October 29, 1997 and incorporated herein by reference (SEC File No. 333-20805).
(6)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2000 and incorporated herein by reference.
(7)	Filed as the indicated appendix to Definitive Proxy Statement filed on August 3, 2000 and incorporated herein by reference.
(8)	Filed as the indicated Exhibit to Form 8-K filed on October 14, 2003 and incorporated herein by reference.
(9)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 7, 2003 and incorporated herein by reference.
(10)	Filed as the indicated Exhibit to Form 8-K filed on January 14, 2004 and incorporated herein by reference.
(11)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 30, 2004 and incorporated herein by reference.
(12)	Filed as the indicated Exhibit to Form 8-K filed on October 5, 2004 and incorporated herein by reference.
(13)	Filed as the indicated Exhibit to Form 8-K filed on March 9, 2005 and incorporated herein by reference.

(14)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 13, 2005 and incorporated herein by reference.
(15)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 15, 2005 and incorporated herein by reference.
(16)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference.
(17)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2006 and incorporated herein by reference.
(18)	Filed as the indicated Exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2006 and incorporated herein by reference.
(19)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2006 and incorporated herein by reference.
(20)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference.
(21)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 10, 2007 and incorporated herein by reference.
(22)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2007 and incorporated herein by reference.
(23)	Filed as the indicated Exhibit to Form 8-K filed on June 13, 2007 and incorporated herein by reference.
(24)	Filed as the indicated Exhibit to Registration Statement on Form S-3 Amendment 2 filed June 13, 2007 and incorporated herein by reference (SEC File No. 333-141801).
(25)	Filed as the indicated Exhibit to Form 8-K filed on June 20, 2007 and incorporated herein by reference.
(26)	Filed as the indicated Exhibit to Form 8-K filed on January 26, 2012 and incorporated herein by reference.
(27)	Filed as the indicated Exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2007 and incorporated herein by reference.
(28)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed December 31, 2007 and incorporated herein by reference (SEC File No. 333-148400).
(29)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 11, 2011 and incorporated herein by reference.
(30)	Filed as the indicated Exhibit to Form 8-K filed on February 12, 2008 and incorporated herein by reference.
(31)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 9, 2008.
(32)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 8, 2008.
(33)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 10, 2008.
(34)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2009 and incorporated herein by reference.
(35)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2009.
(36)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 6, 2009.
(37)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 9, 2009.
(38)	Filed as the indicated Exhibit to Form 8-K filed on January 11, 2010 and incorporated herein by reference.
(39)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 16, 2010 and incorporated herein by reference.
(40)	Filed as the indicated Exhibit to Form 8-K filed on April 2, 2010 and incorporated herein by reference.
(41)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 2, 2010 and incorporated herein by reference.
(42)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 11, 2010.
(43)	Filed as the indicated Exhibit to Form 8-K filed on May 18, 2010 and incorporated herein by reference.

(44)	Filed as the indicated Exhibit to Form 8-K filed on May 19, 2010 and incorporated herein by reference.
(45)	Filed as the indicated Exhibit to Registration Statement on Form S-3 filed June 10, 2010 and incorporated herein by reference (SEC File No. 333-167448).
(46)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 9, 2010.
(47)	Filed as the indicated Exhibit to Form 8-K filed on November 4, 2010 and incorporated herein by reference.
(48)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 5, 2010.
(49)	Filed as the indicated Exhibit to Form 8-K filed on January 20, 2011 and incorporated herein by reference.
(50)	Filed as the indicated Exhibit to Form 8-K filed on February 17, 2011 and incorporated herein by reference.
(51)	Filed as the indicated Exhibit to First Quarter Report on Form 10-Q filed on May 6, 2011 and incorporated herein by reference.
(52)	Filed as the indicated Exhibit to Form 8-K filed on June 6, 2011 and incorporated herein by reference.
(53)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 5, 2011 and incorporated herein by reference.
(54)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 4, 2011 and incorporated herein by reference.
(55)	Filed as the indicated exhibit to Definitive Proxy Statement filed on April 7, 2009.
(56)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 8, 2012 and incorporated herein by reference.
(57)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 4, 2012 and incorporated herein by reference.
(58)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 3, 2012 and incorporated herein by reference.
(59)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 6, 2012 and incorporated herein by reference.
(60)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference.
(61)
Filed as the indicated Exhibit to Annual Report on Form 10-K filed on March 1, 2013 and incorporated herein by reference. Certain data has been redacted subject to a confidential treatment request with the SEC.

(62)	Filed as the indicated exhibit to First Quarter Report on Form 10-Q filed on May 3, 2013 and incorporated herein by reference.
(63)	Filed as the indicated exhibit to Second Quarter Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference.
(64)	Filed as the indicated exhibit to Third Quarter Report on Form 10-Q filed on November 5, 2013 and incorporated herein by reference.
(65)	Filed as the indicated Exhibit to Form 8-K filed on February 21, 2014 and incorporated herein by reference.
(66)	Filed as the indicated Exhibit to Annual Report on Form 10-K filed on February 20, 2014 and incorporated herein by reference.
(67)	Filed herein.

SIGNATURES

Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of April 29, 2014.

EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2014.

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