Form 10-Q
period 2014-03-31
EMERITUS CORP\WA\
filed 2014-05-08
CIK 1001604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________
 FORM 10-Q
  _______________________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2014, 49,017,984 shares of the Registrant’s Common Stock were outstanding.

EMERITUS CORPORATION
Table of Contents
Part I. Financial Information

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

[The rest of this page is intentionally left blank]

EMERITUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$58,670	$76,672
Short-term investments	7,692	7,394
Trade accounts receivable, net of allowance of $10,375 and $9,380	56,555	53,714
Other receivables	12,299	10,310
Tax, insurance, and maintenance escrows	29,506	28,067
Prepaid insurance expense	27,676	28,109
Deferred tax asset	48,126	49,203
Other prepaid expenses and current assets	15,803	14,588
Property held for sale	7,714	17,459
Total current assets	264,041	285,516
Investments in unconsolidated joint ventures	2,571	2,720
Property and equipment, net of accumulated depreciation of $746,269 and $701,743	3,840,932	3,875,172
Restricted deposits and escrows	85,677	80,919
Goodwill	189,382	189,626
Other intangible assets, net of accumulated amortization of $42,479 and $40,665	121,743	123,557
Other assets, net	37,228	37,138
Total assets	$4,541,574	$4,594,648

LIABILITIES, SHAREHOLDERS’ EQUITY AND NONCONTROLLING INTEREST
Current Liabilities:
Current portion of long-term debt	$141,848	$152,989
Current portion of capital lease and financing obligations	35,671	33,565
Trade accounts payable	13,167	30,856
Accrued employee compensation and benefits	48,384	44,603
Accrued interest	7,497	7,529
Accrued real estate taxes	14,471	16,528
Accrued insurance liabilities	40,710	40,482
Other accrued expenses	42,653	39,954
Deferred revenue	26,349	25,822
Unearned rental income	32,654	30,745
Total current liabilities	403,404	423,073
Long-term debt obligations, less current portion	1,336,672	1,345,242
Capital lease and financing obligations, less current portion	2,479,631	2,481,930
Deferred gain on sale of communities	2,561	2,786
Deferred straight-line rent	78,111	74,320
Other long-term liabilities	154,961	153,278
Total liabilities	4,455,340	4,480,629
Commitments and contingencies
Shareholders' Equity and Noncontrolling Interest:
Preferred stock, $0.0001 par value. Authorized 20,000,000 shares, none issued	—	—
Common stock, $0.0001 par value. Authorized 100,000,000 shares, issued and outstanding 48,999,284 and 48,118,623 shares	5	5
Additional paid-in capital	913,542	892,319
Accumulated deficit	(829,100)	(780,654)
Total Emeritus Corporation shareholders' equity	84,447	111,670
Noncontrolling interest	1,787	2,349
Total shareholders' equity	86,234	114,019
Total liabilities, shareholders' equity, and noncontrolling interest	$4,541,574	$4,594,648

See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Community and ancillary services revenue	$513,817	$462,719
Management fees	703	785
Reimbursed costs incurred on behalf of managed communities	7,310	8,864
Total operating revenues	521,830	472,368
Expenses:
Community and ancillary services operations (exclusive of depreciation, amortization and lease expense shown separately below)	351,716	323,741
General and administrative	29,644	29,440
Transaction costs	10,366	647
Impairments of long-lived assets	1,023	—
Depreciation and amortization	46,228	45,218
Lease expense	52,225	31,964
Costs incurred on behalf of managed communities	7,310	8,864
Total operating expenses	498,512	439,874
Operating income from continuing operations	23,318	32,494
Other income (expense):
Interest income	109	110
Interest expense	(70,369)	(72,199)
Change in fair value of derivative financial instruments	(71)	5
Net equity losses for unconsolidated joint ventures	(131)	(12)
Other, net	370	1,043
Net other expense	(70,092)	(71,053)

Loss from continuing operations before income taxes	(46,774)	(38,559)
Provision for income taxes	(695)	(1,106)
Loss from continuing operations	(47,469)	(39,665)
Loss from discontinued operations	(1,539)	—
Net loss	(49,008)	(39,665)
Net loss (income) attributable to the noncontrolling interests	562	(91)

Net loss attributable to Emeritus Corporation common shareholders	$(48,446)	$(39,756)
Basic and diluted loss per common share attributable to
Emeritus Corporation common shareholders:
Continuing operations	$(0.99)	$(0.88)
Discontinued operations	(0.03)	—
	$(1.02)	$(0.88)

Weighted average common shares outstanding: basic and diluted	47,633	45,417
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(49,008)	$(39,665)
Comprehensive loss (income) attributable to the noncontrolling interests	562	(91)
Comprehensive loss attributable to Emeritus Corporation common shareholders	$(48,446)	$(39,756)
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(49,008)	$(39,665)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	46,228	45,218
Amortization of above/below market rents	1,230	1,246
Amortization of deferred gains	(224)	(248)
Loss on lease termination	85	—
Loss (gain) on early extinguishment of debt	233	(493)
Impairment of long-lived assets	2,399	—
Amortization of loan fees	705	790
Allowance for doubtful receivables	2,759	2,172
Net equity losses for unconsolidated joint ventures	131	12
Gain on sale of assets	(131)	—
Stock-based compensation	3,161	3,331
Change in fair value of derivative financial instruments	71	(5)
Deferred straight-line rent	5,590	216
Deferred revenue	258	2,088
Non-cash interest expense	7,466	7,975
Other	26	80
Changes in operating assets and liabilities:	(22,991)	5,044
Net cash (used in) provided by operating activities	(2,012)	27,761
Cash flows from investing activities:
Purchase of property and equipment	(18,008)	(15,907)
Acquisitions	—	(78)
Proceeds from the sale of assets	13,895	—
Lease acquisition costs and other assets, net	(89)	(1,029)
Advances (to) from affiliates and other managed communities, net	(898)	1,273
Distributions from unconsolidated joint ventures, net	79	14,926
Net cash used in investing activities	(5,021)	(815)
Cash flows from financing activities:
Sale of stock and exercise of options, net	17,168	37,826
Purchase and distributions to non-controlling interest, net	—	(3,726)
Increase in restricted deposits	(159)	(525)
Debt issuance and other financing costs	(91)	(819)
Proceeds from long-term borrowings and financings	—	50,000
Repayment of long-term borrowings and financings	(19,711)	(49,972)
Repayment of capital lease and financing obligations	(8,176)	(6,001)
Net cash (used in) provided by financing activities	(10,969)	26,783
Net (decrease) increase in cash and cash equivalents	(18,002)	53,729
Cash and cash equivalents at the beginning of the period	76,672	59,795
Cash and cash equivalents at the end of the period	$58,670	$113,524
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$62,218	$63,582
Cash paid during the period for income taxes	204	462
Cash received during the period for income tax refunds	446	19
Cash and non-cash financing and operating activities:
Change in receivable from exercise of stock options	893	793
HCP Transaction:
Increase in property and equipment	—	32,596
See accompanying Notes to Condensed Consolidated Financial Statements

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

Note 1. Description of Business
Emeritus Corporation (“Emeritus,” the “Company,” “we,” “us” or “our”) is a senior living service provider focused on operating residential style communities throughout the United States. Our assisted living and Alzheimer’s and dementia care (“memory care”) communities provide a residential housing alternative for senior citizens who need help with the activities of daily living, with an emphasis on assisted living and personal care services. Many of our communities offer independent living alternatives and, to a lesser extent, skilled nursing care. We also offer a range of outpatient therapy and home health services in Florida, Arizona and Texas. As of March 31, 2014, we owned 183 communities and leased 311 communities. These 494 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”
We also provide management services to independent and related-party owners of senior living communities. As of March 31, 2014, we managed 14 communities, three of which are owned by joint ventures in which we have a financial interest. The majority of our management agreements provide for fees of 5.0% of gross revenues. The communities that we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

Merger Agreement with Brookdale

On February 20, 2014, Emeritus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookdale Senior Living Inc., a Delaware corporation (“Brookdale”), and Broadway Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of Brookdale (“Merger Sub”). Pursuant to the terms, and subject to the conditions, of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Merger Sub will be merged with and into Emeritus (the “Merger”), and Emeritus will continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Brookdale.

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

The consummation of the Merger is subject to customary closing conditions, including, among others, (i) obtaining approval of the Emeritus shareholders holding a majority of the outstanding shares of Emeritus common stock and approval of the Brookdale shareholders holding a majority of the outstanding shares of Brookdale common stock, (ii) absence of legal impediments preventing consummation of the Merger; (iii) the effectiveness under the Securities Act of 1933, as amended, of the Registration Statement on Form S-4 relating to the issuance of the shares of Brookdale common stock in the Merger,

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

(iv) approval by the New York Stock Exchange of the listing of the shares of Brookdale common stock to be issued in the Merger, (v) the receipt of required regulatory approvals and lender consents; (vi) the delivery of opinions from counsel to each of Emeritus and Brookdale to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; (vii) Emeritus shareholders holding no more than 7.5% dissenting from the merger; and (viii) the absence of a material adverse effect with respect to Emeritus or Brookdale, as well as other conditions to closing as are customary in transactions such as the Merger.

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

The Merger Agreement contains certain termination rights for both Emeritus and Brookdale, including, among other things, for the failure to consummate the Merger by November 20, 2014 (which date may be unilaterally extended by either party if certain closing conditions related to regulatory and third party approvals have not been satisfied), and for breaches of representations, warranties or covenants that result in the failure of certain conditions to closing being satisfied. In addition, in the event either Emeritus or Brookdale fails to obtain shareholder approval from their respective shareholders, the other party may terminate the Merger Agreement, upon which Emeritus or Brookdale, as applicable, will be required to pay the terminating party a termination payment of $13.5 million. The Merger Agreement also provides that either Emeritus or Brookdale may terminate the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of the non-terminating party’s board of directors or termination of the Merger Agreement to enter into a definitive agreement for a “superior proposal;” provided, however, that, in the case of Emeritus, Emeritus will be required to pay Brookdale a break-up fee of $53.0 million, and in the case of Brookdale, Brookdale will be required to pay Emeritus a break-up fee of $143.0 million.

Brookdale has agreed to take all action necessary to provide that its board of directors appoint one individual serving on the Emeritus board of directors to Brookdale’s board of directors at the closing of the merger (subject to the approval of such nominee by the Brookdale’s Nominating and Corporate Governance Committee). In connection with the foregoing, Emeritus anticipates that Granger Cobb, President and Chief Executive Officer and a director of Emeritus, will be joining Brookdale’s board of directors and will be serving as a consultant to Brookdale, in each case, following the closing of the Merger. We expect that the Merger will close in the third quarter of 2014.
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

We have adopted certain significant accounting policies that are critical to the judgments and estimates used in the preparation of our condensed consolidated financial statements. We record revisions to such estimates in the period in which the facts that give rise to the revisions become known. A detailed discussion of our significant accounting policies and the use of estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”), which we filed with the Securities and Exchange Commission (“SEC”).

Basis of Presentation

The condensed consolidated financial statements include the accounts of Emeritus and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

The unaudited condensed consolidated financial statements reflect all adjustments that are, in our opinion, necessary to fairly state our financial position, results of operations, and cash flows as of March 31, 2014 and for all periods presented. Except as otherwise disclosed in these notes to condensed consolidated financial statements, such adjustments are of a normal, recurring nature. Our results of operations for the period ended March 31, 2014 are not necessarily indicative of the results of operations that we may achieve for the full year ending December 31, 2014. We presume that readers of the interim financial information in this Quarterly Report on Form 10-Q have read or have access to our 2013 audited consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Form 10-K for the year ended December 31, 2013. Therefore, we have omitted certain footnotes and other disclosures that are disclosed in our Form 10-K.

Segment Information

Emeritus is comprised of three operating segments and reporting units, which are: (i) ancillary services, including Nurse On Call, Inc. ("NOC"), our home health care provider; (ii) the 133 communities leased in the HCP Transaction, as defined in Note 4 (the “HCP Leased Communities”); and (iii) the legacy Emeritus communities. See Note 13, Segment Information.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of an Entity, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The standard states that a strategic shift could include a disposal of: (i) a major geographical area of operations; (ii) a major line of business; (iii) a major equity method investment; or (iv) other major parts of an entity. We are required to adopt this standard in the first quarter of 2015. We do not expect that adoption of ASU 2014-08 will have a material impact on our consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This new standard requires the netting of unrecognized tax benefits ("UTB"s) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. We adopted ASU No. 2013-11 at the beginning of the first quarter of 2014, and the adoption did not have a material impact on our financial statements.
Note 3. Stock-Based Compensation
As of March 31, 2014, we have two equity incentive plans under which equity awards are outstanding: the Amended and Restated 2006 Equity Incentive Plan (the “2006 Plan”) and the Amended and Restated Stock Option Plan for Non-employee Directors (the “Directors Plan”).

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

Employees may also participate in our 2009 Employee Stock Purchase Plan (the “2009 ESP Plan”). The 2009 ESP Plan provides eligible employees an opportunity to purchase shares of Emeritus common stock through payroll deductions at a 15.0% discount from the lower of the market price on the first trading day or last trading day of each calendar quarter.  In connection with the Merger Agreement, Emeritus has suspended the commencement of any offering periods after March 31, 2014.

We record compensation expense based on the fair value for all stock-based awards, which amounted to $3.2 million and $3.3 million for the three months ended March 31, 2014 and 2013, respectively.

The following table summarizes our stock option activity for the three months ended March 31, 2014:

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

	Shares Underlying Options	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000)
Outstanding at beginning of period	3,989,814	$20.27	$10,977
Exercised	(865,953)	20.54	4,637
Forfeited/expired	(28,338)	19.94
Outstanding at end of period	3,095,523	20.19	34,823

Options exercisable	1,966,067	20.45	21,610
Options exercisable in the money	1,966,067		21,610
The following table summarizes our restricted stock activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	1,088,934	$20.61
Vested	(204,502)	19.42
Outstanding unvested at end of period	884,432	20.88
Note 4. Acquisitions and Other Significant Transactions

We make acquisitions of certain businesses and complete other transactions from time to time that we believe align with our strategic intent to, among other factors, enhance the overall care of our residents as well as maximize our revenues, operating income and cash flows.

In September 2013, we acquired 38 communities pursuant to an operating lease with Health Care REIT, Inc. ("HCN") (the "Master Lease"). These communities were previously operated by Merrill Gardens (the "Merrill Gardens Communities"). Rent in the first year of the Master Lease is $54.0 million and will increase each year based on the greater of (i) the percentage change in the CPI or (ii) (a) 4.0% in the second year of the lease and (b) 3.25% thereafter. Additional rent may be due beginning in the third year of the lease if gross revenues, as defined therein, exceed certain thresholds. The initial term of the Master Lease is fifteen  years, and we have the option to extend the lease for one additional fifteen -year term. HCN and Emeritus have committed to fund up to $10.0 million for capital improvements during the first two years of the Master Lease, and our rent will increase by 6.5% of any such capital improvements funded by HCN. The Company also entered into an operations transfer agreement with Merrill Gardens, pursuant to which we paid to Merrill Gardens a $10.0 million management contract termination fee upon commencement of the Master Lease.

HCP Transaction

In 2010, we entered into a joint venture (the “Sunwest JV”) with an affiliate of Blackstone Real Estate Advisors VI, L.P (“Blackstone”), Columbia Pacific Opportunity Fund (“Columbia Pacific”), which is controlled by Daniel R. Baty, a founder of the Company and the Chairman of our board of directors, and certain other tenant-in-common investors.  In 2012, we entered into a purchase and sale agreement with the Sunwest JV and HCP, Inc. ("HCP") whereby (i) the Sunwest JV agreed to sell to HCP 142 of its communities (the "Properties"), of which 139 were included in our Operated Portfolio and we managed for a fee, and (ii) HCP agreed to simultaneously lease 133 of these communities to Emeritus through a sale-leaseback arrangement (the "HCP Leased Communities") and sell the remaining nine to Emeritus outright (the "HCP Transaction").  HCP completed the purchase of 138 of these communities in 2012 and completed its purchase of the remaining four communities in the first quarter of 2013, at which time they were added to our Consolidated Portfolio.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

Dispositions
In the first quarter of 2014, we sold three communities, representing a total of 235 units. A portion of the aggregate sales proceeds of $13.9 million was used to pay down outstanding mortgage debt on two of the communities.

Note 5. Long-Term Debt
Debt
In January 2014, in connection with the sale of a community, we retired a note payable to Keybank with an outstanding principal balance of $4.0 million and an interest rate of 2.70% .
In March 2014, in connection with the sale of a community, we retired a note payable to GE Capital with an outstanding principal balance of $7.2 million and an interest rate of 5.05% .
Debt and Lease Covenants
Our lease and loan agreements generally include customary provisions related to: (i) restrictions on cash dividends, investments, and borrowings; (ii) cash held in escrow for real estate taxes, insurance, and building maintenance; (iii) financial reporting requirements; and (iv) events of default. Certain loan agreements require the maintenance of debt service coverage or other financial ratios and specify minimum required annual capital expenditures at the related communities. Many of our lease and debt instruments contain “cross-default” provisions pursuant to which a default under one obligation can cause a default under one or more other obligations to the same lender or property owner. Such cross-default provisions affect the majority of our properties. Accordingly, an event of default could cause a material adverse effect on our financial condition if such debts/leases are cross-defaulted. As of March 31, 2014, we were in violation of financial covenants in one lease agreement covering four communities. We obtained a waiver from the landlord through March 31, 2014 and we are therefore in compliance with those financial covenants.
At December 31, 2012, we were not in compliance with certain financial covenants required by our master lease agreement with Ventas, Inc. ("Ventas"). In February 2013, we received a waiver of these violations in connection with the modification of the master lease. Such modifications include a resetting of the lease coverage ratios, the ability to cure up to four lease coverage shortfalls with cash deposits, and an extension of the period allowed for us to exercise purchase options. In addition, in accordance with a put option provision in the master lease related to two communities, in April 2013, we purchased one of the communities from Ventas for the option price of $3.9 million. The other community remains subject to a put option if certain financial covenants are not met. For the quarterly test period ended March 31, 2014, the community subject to the put option did not meet the covenants, and in April 2014, Ventas notified us that they are exercising the put option, which requires us to purchase the community for the option price of $7.8 million. We recorded the difference between the purchase price and the estimated fair market value of $6.0 million as lease expense in the amount of $1.8 million, with a corresponding current liability that will be relieved when the transaction closes in the third quarter of 2014.

Note 6. Derivative Financial Instruments

In connection with the refinance of two mortgage loans in December 2013, we purchased two interest rate caps, as required by the lender, for a combined cash payment of $70,000. The caps are for a combined notional amount of $14.3 million and effectively cap LIBOR at 2.74%. The contracts expire in January 2017.

In October 2011, pursuant to the terms of a credit agreement related to the acquisition of 24 communities, in October 2011 we purchased an interest rate cap for a cash payment of $1.6 million.  This contract effectively caps LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan. The contract expires in June 2016.

As of March 31, 2014, the combined fair value of our interest rate caps was $158,000, which is included in other assets, net, in the condensed consolidated balance sheet (Note 9).

Note 7. Loss Per Share

Potential dilutive shares consist of the incremental common shares issuable upon the exercise of outstanding stock options (both vested and unvested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

per share if their effect is antidilutive. As of March 31, 2014 and 2013, we had outstanding stock options totaling 3.1 million and 4.0 million, respectively, that were excluded from the computation of net loss per share because they were antidilutive.

Performance-based restricted and unvested shares, totaling 884,432 shares as of March 31, 2014, are included in total outstanding shares but are excluded from the loss per share calculation until the related performance criteria have been met.
Note 8. Liquidity

As of March 31, 2014, we had a working capital deficit of $139.4 million compared to a working capital deficit of $137.6 million at December 31, 2013. We are able to operate in the position of a working capital deficit because we often convert our revenues to cash more quickly than we are required to pay the corresponding obligations incurred to generate those revenues, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a low level of current assets to the extent we have used cash for business development expenses or to pay down long-term liabilities. Additionally, the working capital deficit as of March 31, 2014 included the following non-cash items: a $48.1 million deferred tax asset and, as part of current liabilities, $59.0 million of deferred revenue and unearned rental income. Additionally, a $61.9 million deferred tax liability is included in other long-term liabilities as of March 31, 2014. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash in excess of normal requirements, except for (i) fluctuations in the timing of vendor payments and (ii) $94.4 million in final (“balloon”) payments of principal on long-term debt maturing in the next 12 months, which is included in current portion of long-term debt as of March 31, 2014. Also included in the current portion of long-term debt is $3.7 million related to a community that is held for sale as of March 31, 2014 (Note 12), which will be repaid with the proceeds from the sale when completed.

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

In the three months ended March 31, 2014 and 2013, we reported net cash used by operating activities of $2.0 million and net cash provided by operating activities of $27.8 million, respectively, in our condensed consolidated statements of cash flows. The deficit in the current period is due primarily to the timing of vendor payments. Net cash provided by operating activities has not always been sufficient to pay all of our long-term obligations and we have been dependent upon third-party financing or disposition of assets to fund operations. We cannot guarantee that, if necessary in the future, such transactions will be available on a timely basis or at all, or on terms attractive to us.

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
Note 9. Fair Value Disclosures

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques we have utilized to determine such fair value (in thousands):

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	March 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2014
Assets
Investment securities - trading	$7,692	$—	$—	$7,692
Interest rate cap agreement	—	158	—	158

	Quoted Prices in	Significant
	Active Markets	Other	Significant	Balance as of
	for Identical	Observable	Unobservable	December 31,
	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	2013
Assets
Investment securities - trading	$7,394	$—	$—	$7,394
Interest rate cap agreement	—	229	—	229
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
We have financial instruments other than investment securities consisting of cash equivalents, other receivables, tax and maintenance escrows, workers’ compensation collateral accounts, and long-term debt. As of March 31, 2014 and December 31, 2013, the fair values of other receivables, tax and maintenance escrows, and workers’ compensation collateral accounts approximate their carrying values based on their short-term nature as well as current market indicators, such as prevailing interest rates (Level 2 inputs). The fair value of our long-term debt is as follows as of the periods indicated (in thousands):

	March 31, 2014		December 31, 2013
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Long-term debt	$1,478,520	$1,511,755	$1,498,231	$1,533,192

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
Three Months Ended March 31, 2014 and 2013

weighting to the estimated undiscounted future cash flows of the communities based on the probability of selling the properties versus continuing to operate them.

In the first quarter of 2014, we recorded an impairment charge of $1.0 million on one community, as we determined that the undiscounted future cash flows would not be adequate to recover the carrying value of the long-lived assets. We determined the fair value of the community based on recent offer activity (Level 2 input).

Also in the first quarter of 2014, we recorded impairment charges totaling $1.4 million related to two communities that we designated as held for sale (Note 12). The impairment charges are included in loss from discontinued operations. We determined the fair values of these communities based on purchase and sale agreements (Level 2 input).
Note 10. Income Taxes
Our income tax accruals include liabilities for unrecognized tax benefits, including penalties and interest, that we recorded in connection with our acquisition of Summerville Senior Living, Inc. ("Summerville") in 2007. These liabilities, which totaled $104,000 as of March 31, 2014, are included in other long-term liabilities and are the result of uncertainty surrounding the deductibility of certain items included in the Summerville tax returns for periods prior to the merger.
We record deferred income taxes based on the estimated future tax effects of loss carryforwards and temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We record a valuation allowance to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Deferred tax assets are recorded as current assets in the condensed consolidated balance sheets and amounted to $48.1 million and $49.2 million as of March 31, 2014 and December 31, 2013, respectively. Deferred tax liabilities amounted to $61.9 million and $62.9 million as of March 31, 2014 and December 31, 2013, respectively, which are included in other long-term liabilities in the condensed consolidated balance sheets.
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

We utilize a combination of self-insurance reserves and commercial insurance policies in amounts and with coverage and deductibles that we believe are adequate, based on the nature and risks of our business, historical experience and industry standards. We cannot predict the ultimate outcome of any pending litigation, claims, or regulatory and other governmental audits, investigations and proceedings. Certain of these matters are not covered by insurance and, in any event, there is no assurance that our actual costs or damages related to any such matter will not exceed such self-insurance accruals or applicable insurance policy limits. Payments for self-insurance claims are made from the Company's available cash resources.
Merger Litigation
In connection with the Merger, three purported class action lawsuits have been filed on behalf of Emeritus shareholders in the Superior Court of King County, Washington: Tampa Maritime Association/International Longshoremen’s Association Pension Fund v. Emeritus Corp., et al., Case No. 14-2-06385-7-SEA, filed February 28, 2014; Sciabacucchi v. Emeritus Corp., et al., Case No. 14-2-06946-4-SEA, filed March 6, 2014; and Ellerson v. Emeritus Corp., et al., Case No. 14-2-07502-2-SEA, filed March 14, 2014. It is possible that other related suits could subsequently be filed. Emeritus anticipates that the three pending cases and any related cases that are subsequently filed will be consolidated and proceed as a single, consolidated case.
The allegations in the three lawsuits are similar. They purport to be brought as class actions on behalf of all shareholders of Emeritus. The complaints name as defendants Emeritus, the Emeritus Board of Directors, Brookdale and Merger Sub. The complaints allege that the Emeritus Board of Directors breached its fiduciary duties to Emeritus shareholders by, among other things, failing to maximize shareholder value in connection with the Merger or to engage in a fair sale process before approving

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

the Merger. Specifically, the complaints allege that the Emeritus Board of Directors undervalued Emeritus in connection with the Merger and that the Emeritus Board of Directors agreed to certain deal protection mechanisms that precluded Emeritus from obtaining competing offers. The Sciabacucchi complaint also alleges that the Emeritus Board of Directors breached its fiduciary duties by failing to disclose all material information concerning the Merger to Emeritus’ shareholders. The three complaints also allege that Brookdale, Emeritus and Merger Sub aided and abetted the Emeritus Board of Directors’ alleged breaches of fiduciary duties. The complaints seek, among other things, injunctive relief, including rescission of the Merger, and damages, including counsel fees and expenses. We are currently unable to predict the outcome of these matters nor a reasonable range of potential losses.
Other Legal Proceedings

On June 4, 2013, in Joan Boice et al. v. Emeritus Corporation et al., the Sacramento County Superior Court entered final judgment in favor of Joan Boice (deceased) and against the Company in the amount of $250,000 in compensatory damages and $23.0 million in punitive damages for alleged elder abuse. Judgment was also entered in favor of Joan Boice’s three adult children for $250,000 and the court awarded the plaintiffs’ lawyer over $4.1 million in attorneys’ fees. On July 8, 2013, we filed a Notice of Appeal. We were required to post a bond in connection with our appeal, and made a cash deposit in the amount of $20.9 million to collateralize the bond, which is included in restricted deposits and escrows in the condensed consolidated balance sheets. This matter has been taken into consideration in our self-insurance accruals.

On July 29, 2013, a claim alleging the failure to provide certain services at our California assisted living communities was filed against the Company in the Alameda County Superior Court and subsequently removed to the United States District Court for the Northern District of California. In this case, the plaintiff is seeking to represent a class of residents at such California communities during the period beginning July 29, 2009.  The plaintiff alleges violations of certain laws, including California’s Consumer Legal Remedies Act, Unfair Competition Law and Financial Elder Abuse statute.  We believe that the suit is without merit and have filed a motion to dismiss the action in its entirety. At this time we are unable to estimate a possible range of loss.

Governmental Investigation

On March 29, 2013, we received a civil investigative demand (“CID”) from the Western District of the Washington office of the United States Department of Justice (“DOJ”) requesting certain documents related to Emeritus billing to Medicaid programs dating from January 1, 2008.  The CID was issued in connection with an investigation undertaken by the DOJ and other agencies into Emeritus bills to Medicaid programs for assisted living facility services provided to Medicaid residents who may have been hospitalized during billed dates of service.
We are cooperating with the DOJ in connection with its investigation. We are currently unable to predict the outcome of this matter nor a reasonable range of potential losses.

Self-Insurance Accruals

As of March 31, 2014 and December 31, 2013, we have recorded a liability related to self-insured professional and general claims, including known claims, incurred but not yet reported claims, and legal fees, of $35.8 million and $36.1 million, respectively. We believe that the range of reasonably possible losses as of March 31, 2014, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $34.2 million to $51.5 million. The high end of the range reflects the potential for high-severity losses.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The net liability for known claims and incurred but not yet reported claims was $9.8 million and $8.9 million as of March 31, 2014 and December 31, 2013, respectively (the gross liability was $18.8 million and $16.5 million with corresponding estimated amounts receivable from the insurance companies of $9.0 million and $7.6 million, respectively).

The total gross liability for professional and general claims as of March 31, 2014 and December 31, 2013 was $54.6 million and $52.6 million, respectively, of which $17.4 million and $17.2 million is included in accrued insurance liabilities, with the balance recorded in other long-term liabilities. Of the related amounts receivable from insurance companies as of March 31,

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

2014 and December 31, 2013, $3.6 million and $3.0 million , respectively, is included in other receivables and $5.4 million and $4.6 million, respectively, is included in other assets, net, in the condensed consolidated balance sheets.

We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $46.0 million and $44.5 million at March 31, 2014 and December 31, 2013, respectively, of which $13.4 million and $13.1 million is included in accrued insurance liabilities as of March 31, 2014 and December 31, 2013, respectively, with the balance recorded in other long-term liabilities. We believe that the range of reasonably possible losses as of March 31, 2014, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $44.2 million to $49.9 million.

For health insurance, we self-insure each participant up to $350,000 per year, above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims is included in accrued insurance liabilities in the condensed consolidated balance sheets and was $8.7 million and $8.5 million at March 31, 2014 and December 31, 2013, respectively.
Note 12. Discontinued Operations
Net losses from discontinued operations for the three months ended March 31, 2014 represent net losses on the sales of communities and related impairment charges and transaction costs (Note 9). During the three months ended March 31, 2014, we sold three communities and two other communities are classified as held-for-sale as of March 31, 2014. Revenues and expenses related to these communities were not material to the consolidated statements of operations and thus have not been reclassified to discontinued operations.
Note 13. Segment Information

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

The following table sets forth certain segment financial data and does not include reimbursed costs incurred on behalf of managed communities (in thousands). Further, the segment information corresponds to the level of information regularly reviewed by our CODM. Unallocated amounts include corporate revenues and expenses, capital lease adjustments, and certain unallocated community revenues and expenses.

EMERITUS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31, 2014
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$466,290	$44,770	$2,757	$513,817
Management fees	—	—	703	703
Community and ancillary services operations expenses	315,501	35,540	675	351,716
General and administrative expenses	—	3,957	25,687	29,644
EBITDAR (b)	150,789	5,273	(22,902)	133,160
Lease expense	92,922	1,345	(42,042)	52,225
EBITDA (c)	57,867	3,928	19,140	80,935
Interest expense	20,715	—	49,654	70,369
Depreciation and amortization	19,883	—	26,345	46,228
Other (revenue) and expense, net	(137)	—	11,249	11,112
Segment profit (loss)	$17,406	$3,928	$(68,108)	$(46,774)

	Three Months Ended March 31, 2013
	Senior
	Living	All Other	Unallocated	Totals

Community and ancillary services revenue (a)	$422,329	$41,357	$(967)	$462,719
Management fees	—	—	785	785
Community and ancillary services operations expenses	284,937	31,458	7,346	323,741
General and administrative expenses	—	4,258	25,182	29,440
EBITDAR (b)	137,392	5,641	(32,710)	110,323
Lease expense	74,854	1,134	(44,024)	31,964
EBITDA (c)	62,538	4,507	11,314	78,359
Interest expense	22,646	—	49,553	72,199
Depreciation and amortization	19,232	—	25,986	45,218
Other (revenue) and expense, net	(309)	—	(190)	(499)
Segment profit (loss)	$20,969	$4,507	$(64,035)	$(38,559)

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

	As of March 31, 2014
	Senior
	Living	All Other	Totals
Total Assets	$4,393,980	$147,594	$4,541,574
Goodwill	134,694	54,688	189,382

	As of December 31, 2013
	Senior
	Living	All Other	Totals
Total Assets	$4,448,769	$145,879	$4,594,648
Goodwill	134,938	54,688	189,626

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

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
These statements include those regarding the closing of the Merger transaction, the expected timing of the Merger transaction, the anticipated benefits of the proposed Merger, including future financial and operating results, and the potential effects of the Merger transaction, including if it does not close. Any or all of our forward-looking statements in this report may turn out to be inaccurate. Incorrect assumptions we might make and known or unknown risks and uncertainties may affect the accuracy of our forward-looking statements. Forward-looking statements reflect our current expectations or forecasts of future events or results and are inherently uncertain. Accordingly, you should not place undue reliance on our forward-looking statements.
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
Overview

Our Business

We are one of the largest and fastest-growing operators of senior living communities in the United States. We own and operate a portfolio of high-quality, purpose-built communities providing resident services including independent living, assisted living, specialized Alzheimer’s/dementia care (“memory care”), and, to a lesser extent, skilled nursing care. Beginning in the fourth quarter of 2012, we added home healthcare to our service offerings through our acquisition of Nurse On Call, Inc. (“NOC”).
We strive to provide a wide variety of supportive living services in a professionally staffed environment that enables seniors to live with dignity and independence. Our holistic approach enhances every aspect of our residents’ lives by assisting them with life enrichment activities including transportation, socialization and education, housing and 24-hour personal support services, such as medication management, bathing, dressing, personal hygiene and grooming. The average age of our residents is 85. As of March 31, 2014, we owned 183 communities and leased 311 communities. These 494 communities comprise the communities included in the condensed consolidated financial statements and are referred to as our “Consolidated Portfolio.”
We also provide management services to independent and related-party owners of senior living communities. As of March 31, 2014, we managed 14 communities, three of which are owned by joint ventures in which we have a financial interest. The communities we manage for others, combined with our Consolidated Portfolio, are referred to as our “Operated Portfolio.”

Merger Agreement with Brookdale

On February 20, 2014, Emeritus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Brookdale Senior Living Inc., a Delaware corporation (“Brookdale”), and Broadway Merger Sub Corporation, a Delaware corporation and wholly owned subsidiary of Brookdale (“Merger Sub”). Pursuant to the terms, and subject to the conditions, of the Merger Agreement, at the closing of the proposed transactions contemplated by the Merger Agreement, Merger Sub will be merged

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

with and into Emeritus (the “Merger”), and Emeritus will continue as the surviving corporation of the Merger and as a wholly owned subsidiary of Brookdale.

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

The consummation of the Merger is subject to customary closing conditions, including, among others, (i) obtaining approval of the Emeritus shareholders holding a majority of the outstanding shares of Emeritus common stock and approval of the Brookdale shareholders holding a majority of the outstanding shares of Brookdale common stock, (ii) absence of legal impediments preventing consummation of the Merger; (iii) the effectiveness under the Securities Act of 1933, as amended, of the Registration Statement on Form S-4 relating to the issuance of the shares of Brookdale common stock in the Merger, (iv) approval by the New York Stock Exchange of the listing of the shares of Brookdale common stock to be issued in the Merger, (v) the receipt of required regulatory approvals and lender consents; (vi) the delivery of opinions from counsel to each of Emeritus and Brookdale to the effect that the Merger will be treated as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; (vii) Emeritus shareholders holding no more than 7.5% dissenting from the merger; and (viii) the absence of a material adverse effect with respect to Emeritus or Brookdale, as well as other conditions to closing as are customary in transactions such as the Merger.

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

The Merger Agreement contains certain termination rights for both Emeritus and Brookdale, including, among other things, for the failure to consummate the Merger by November 20, 2014 (which date may be unilaterally extended by either party if certain closing conditions related to regulatory and third party approvals have not been satisfied), and for breaches of representations, warranties or covenants that result in the failure of certain conditions to closing being satisfied. In addition, in the event either Emeritus or Brookdale fails to obtain shareholder approval from their respective shareholders, the other party may terminate the Merger Agreement, upon which Emeritus or Brookdale, as applicable, will be required to pay the terminating party a termination payment of $13.5 million. The Merger Agreement also provides that either Emeritus or Brookdale may terminate

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

the Merger Agreement under specified circumstances, including, among others, a change in the recommendation of the non-terminating party’s board of directors or termination of the Merger Agreement to enter into a definitive agreement for a “superior proposal;” provided, however, that, in the case of Emeritus, Emeritus will be required to pay Brookdale a break-up fee of $53.0 million, and in the case of Brookdale, Brookdale will be required to pay Emeritus a break-up fee of $143.0 million.

Brookdale has agreed to take all action necessary to provide that its board of directors appoint one individual serving on the Emeritus board of directors to Brookdale’s board of directors at the closing of the merger (subject to the approval of such nominee by the Brookdale’s Nominating and Corporate Governance Committee). In connection with the foregoing, Emeritus anticipates that Granger Cobb, President and Chief Executive Officer and a director of Emeritus, will be joining Brookdale’s board of directors and will be serving as a consultant to Brookdale, in each case, following the closing of the Merger. We expect that the Merger will close in the third quarter of 2014.

The foregoing description of the Merger Agreement is only a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Merger Agreement which was included as an exhibit to Emeritus' Current Report on Form 8-K dated February 20, 2014, which can be found in Emeritus' SEC filings at www.sec.gov.
Summary of Activity
A summary of activity for the first three months of 2014, compared to the same period for 2013, is as follows:

•
Total operating revenues increased $49.5 million, or 10.5%, to $521.8 million from $472.4 million for the prior-year period, due primarily to the lease acquisition of the 38 Merrill Garden Communities in September 2013 and growth in the NOC business.

•
Operating income from continuing operations decreased $9.2 million to $23.3 million from $32.5 million for the prior-year period. Included in operating income in the 2014 period were transaction costs of $10.4 million (related primarily to the pending Merger) and impairment charges of $1.0 million. Our net loss attributable to Emeritus Corporation common shareholders was $48.4 million compared to $39.8 million for the prior-year period.

•	Average occupancy of the Consolidated Portfolio increased to 88.0% from 86.4% for the prior-year period.

•
Average rate per occupied unit in the Consolidated Portfolio decreased 0.7% to $3,986 from $4,012 for the prior-year period. This is primarily due to the acquisition of the Merrill Gardens Communities, which have a higher proportion of independent living units with lower rates than assisted living units.

Our Portfolios
As of March 31, 2014, we operated 508 senior living communities in 45 states. Our Consolidated Portfolio had a capacity of approximately 52,000 residents and our Operated Portfolio had a capacity of approximately 54,000 residents. The following table sets forth a comparison of our Consolidated and Operated Portfolios:

	March 31, 2014		December 31, 2013		March 31, 2013
	Community Count	Unit Count (b)	Community Count	Unit Count (b)	Community Count	Unit Count (b)
Owned	183	15,241	186	15,476	192	16,157
Leased(a)	311	29,697	311	29,697	274	25,199
Consolidated Portfolio	494	44,938	497	45,173	466	41,356
Managed	11	1,226	12	1,301	13	1,381
Managed - Joint Ventures	3	198	3	198	4	357
Operated Portfolio	508	46,362	512	46,672	483	43,094

(a)
As of March 31, 2014, we accounted for 116 of the 311 leased communities as operating leases and 195 as capital or financing leases. We do not include the assets and liabilities of the 116 operating lease communities on our condensed consolidated balance sheets.

(b)	For skilled nursing, beds are considered a unit.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

Our Total Operated Portfolio as of March 31, 2014 consisted of the following unit types:

	Units by Type of Service
	AL (a)	MC (b)	IL (c)	SN (d)	Other (e)	Total
Owned	10,913	2,865	1,063	208	192	15,241
Leased	19,582	3,778	5,087	961	289	29,697
Consolidated Portfolio	30,495	6,643	6,150	1,169	481	44,938
Managed	636	215	247	25	103	1,226
Managed - Joint Ventures	122	76	—	—	—	198
Operated Portfolio	31,253	6,934	6,397	1,194	584	46,362

(a)	Assisted living

(b)	Memory care

(c)	Independent living

(d)	Skilled nursing beds

(e)	Units taken out of service
The units taken out of service represent rooms that we have converted to alternative uses, such as additional office space, and are not available for immediate occupancy. We exclude the units taken out of service from the calculation of the average occupancy rate. We place these units back into service as demand dictates.
Significant Transactions
Transactions completed in 2013 and during the first three months of 2014 are summarized below.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

	Transaction Period	Unit Count	Transaction Type	r in Owned Count	r in Leased Count	r in Managed Count
Count as of December 31, 2012				192	269	22

2013 Activity
Necanicum Village	Feb 2013	80	Disposition	—	—	(1)
Emeritus at Diablo Lodge	Mar 2013	118	Acquisition	—	1	—
HCP Transaction - delayed close properties	Mar 2013	—	Acquisition	—	4	(4)
Big Sky	Apr 2013	159	Disposition	—	—	(1)
Emeritus at Roseville Gardens	Apr 2013	—	Acquisition	1	(1)	—
Sunshine Village	Apr 2013	84	Disposition	(1)	—	—
Emeritus at Pinellas Park	May 2013	97	Disposition	—	(1)	—
Emeritus at Augusta	May 2013	50	Disposition	(1)	—	—
Emeritus at Fulton Villa	Jun 2013	80	Disposition	—	—	(1)
Emeritus at Springtree	Jun 2013	—	Sale-leaseback	(1)	1	—
Emeritus at Halcyon Village	Jul 2013	76	Acquisition	—	1	—
Terrace at Jasper	Jul 2013	62	Disposition	(1)	—	—
Emeritus at West Park Place	Aug 2013	123	Disposition	(1)	—	—
HCN - Merrill Gardens	Sep 2013	4,406	Acquisition	—	38	—
Emeritus at Escondido	Nov 2013	84	Disposition	(1)	—	—
Emeritus at Emerald Estates	Dec 2013	119	Disposition	(1)	—	—
Emeritus at Silverdale	Dec 2013	46	Disposition	—	(1)	—

Count as of December 31, 2013				186	311	15

2014 Activity
Emeritus at Olive Grove	Jan 2014	98	Disposition	(1)	—	—
Emeritus at Fort Myers	Jan 2014	77	Disposition	(1)	—	—
Emeritus at Beneva Park	Jan 2014	96	Disposition	—	—	(1)
Emeritus at Canton	Feb 2014	82	Disposition	—	—	(1)
Emeritus at Decatur	Mar 2014	60	Disposition	(1)	—	—
Emeritus at Newell Creek	Mar 2014	103	Managed	—	—	1

Count as of March 31, 2014				183	311	14

Results of Operations
Sources of Revenues
We generate revenues by providing senior housing and related healthcare services to the senior population. We are the largest provider of assisted living and memory care services in the United States, with a capacity for approximately 54,000 residents. Assisted living and memory care units comprise 82.4% of our total Operated Portfolio.
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

We rely primarily on our residents' ability to pay our charges for senior living services from their own or family resources and expect that we will do so for the foreseeable future. Private pay revenues represented 81.2% of our consolidated community and ancillary services revenues and 88.8% of our senior living revenues in the first three months of 2014. We believe that only

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

residents with income or assets meeting or exceeding the regional median can afford to reside in our communities, and that the rates we charge and our occupancy levels are interrelated. Therefore, we continuously evaluate rate and occupancy in each community to find the optimal balance so that we can benefit from our increasing capacity and anticipated future occupancy increases.

Revenues from government reimbursement programs, which are the federal Medicare and state Medicaid programs, represented 18.8% of our consolidated community and ancillary revenues in the first three months of 2014 compared to 20.4% in the comparable 2013 period. The decrease in government reimbursed revenues is primarily due to our lease acquisition of the Merrill Garden Communities, which consists primarily of private pay revenues. Future changes in revenues from Medicare and Medicaid programs in our existing communities will depend upon factors that include resident mix, levels of acuity among our residents, overall occupancy and government reimbursement rates.

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

In 2013, the Centers for Medicare & Medicaid Services ("CMS") issued a rule to update Medicare payment rates for home health agencies, resulting in rebasing adjustments over a four-year period beginning in January 2014. CMS estimates that net payments to home health agencies will decrease by approximately 1.05% in 2014.

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

Same Community Portfolio Analysis

Of the 494 communities included in our Consolidated Portfolio as of March 31, 2014, we include 448 communities in our Same Community Portfolio. Our Same Community Portfolio consists of consolidated communities that we have continuously operated since January 1, 2013, and does not include properties where new expansion projects were opened during the comparable periods, communities in which we substantially changed the service category offered, or communities accounted for as discontinued operations.
Selected data from our Same Community Portfolio is as follows:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change (a) (b)

	(in thousands, except percentages)
Community revenue	$420,002	$414,052	$5,950	1.4%
Community operations expense	(284,720)	(277,854)	(6,866)	(2.5)%
Community operating income	$135,282	$136,198	$(916)	(0.7)%

Average monthly revenue per occupied unit	$4,058	$4,040	$18	0.5%
Average occupancy rate	87.6%	86.7%		0.9	ppt

(a)	“N/M” indicates percentages that are not meaningful in this analysis. Applies to all subsequent tables in this section.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

(b)	“ppt” refers to percentage points. Applies to all subsequent tables in this section.
Revenues from our Same Community Portfolio represented 89.5% of our total community revenue for the first quarter of 2014. The increase in same community revenues was due primarily to improvements in occupancy.
The increase in operating expense from the Same Community Portfolio includes a $2.1 million increase in utilities and maintenance costs as a result of unusually severe winter weather, as well as increases in marketing and insurance expenses.
Comparison of the Three Months Ended March 31, 2014 and 2013
Net Loss Attributable to Emeritus Corporation Common Shareholders
We reported a net loss attributable to Emeritus common shareholders of $48.4 million for the three months ended March 31, 2014, compared to a net loss of $39.8 million in the prior-year period. As further described in the section Liquidity and Capital Resources below, the Company has incurred significant losses since its inception, but has generated annual positive cash flow from operating activities since 2001. The $8.7 million increase in net loss was due primarily to the transaction costs and impairment charges incurred during the first quarter of 2014.
The details of each of the components of net loss are set forth below.
Total Operating Revenues:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Same Community Portfolio	$420,002	$414,052	$5,950	1.4%
Acquisitions, dispositions, development and expansion	48,380	7,128	41,252	N/M
Ancillary services	44,770	41,357	3,413	8.3%
Unallocated community revenue (a)	665	182	483	265.3%
Community and ancillary services revenue	513,817	462,719	51,098	11.0%
Management fees	703	785	(82)	(10.4)%
Reimbursed costs incurred on behalf of managed communities	7,310	8,864	(1,554)	(17.5)%
Total operating revenues	$521,830	$472,368	$49,462	10.5%

Average monthly revenue per occupied unit	$3,986	$4,012	$(26)	(0.6)%
Average occupancy rate	88.0%	86.4%		1.6	ppt

(a) Comprised primarily of deferred move-in fees.
The increase in revenues of $6.0 million from the Same Community Portfolio was due to increases in both occupancy and average rate compared to the prior-year period. As further described in Same Community Portfolio Analysis above, our Same Community Portfolio consists of those communities that we have continuously operated since January 1, 2013, net of dispositions. Revenues from acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2013 (net of dispositions), increased by $41.3 million due primarily to the September 1, 2013 acquisition of the 38 former Merrill Gardens Communities. The $3.4 million increase in ancillary services revenue was the result of growth in our NOC business over the periods.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

Community and Ancillary Services Operating Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Same Community Portfolio	$284,720	$277,854	$6,866	2.5%
Acquisitions, dispositions, development, and expansion	29,700	7,191	22,509	N/M
Ancillary services	35,540	31,458	4,082	13.0%
Unallocated community expenses	1,756	7,238	(5,482)	N/M
Community operations and ancillary services	$351,716	$323,741	$27,975	8.6%
As a percentage of total operating revenues	67.4%	68.5%		(1.1	) ppt

Community operating expense includes direct costs incurred to operate the communities and includes costs such as payroll and benefits, resident activities, marketing, housekeeping, food service, facility maintenance, utilities, taxes, insurance, and licenses.
Community operating expense in our Same Community Portfolio increased by $6.9 million, as described above under Same Community Portfolio Analysis. We focus on providing the appropriate level of care to our residents, while also pursuing overall expense efficiencies.
Expenses related to acquisitions, developments and expansions, which are derived from any communities that we began operating since January 1, 2013 (net of dispositions), increased by $22.5 million, due primarily to the September 1, 2013 acquisition of the 38 former Merrill Gardens Communities.
Ancillary services expense represents the operating expenses incurred by NOC as well as our durable medical equipment subsidiary, which we sold in December 2013. Ancillary services expense increased by $4.1 million and was driven by growth in our NOC home health care business.
Unallocated community expenses are comprised primarily of self-insurance reserve adjustments.
General and Administrative Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Senior living	$25,687	$25,182	$505	2.0%
Ancillary services	3,957	4,258	(301)	(7.1)%
General and administrative	$29,644	$29,440	$204	0.7%
As a percentage of total operating revenues	5.7%	6.2%		(0.5)
The increase in general and administrative expenses attributable to our senior living operations primarily reflects increases in professional fees and marketing expenses, offset in part by decreases in other expenses Ancillary services represents the general and administrative expenses incurred by NOC as well as our durable medical equipment subsidiary, which we sold in December 2013.
Senior living general and administrative expense as a percentage of community operating revenues for our Operated Portfolio was 5.3% and 5.8% (4.7% and 5.0% excluding stock compensation expense) for the three-month periods ended March 31, 2014 and 2013, respectively. We focus on overhead expense efficiencies, while ensuring adequate infrastructure to support our operational needs.

We computed these percentages as follows:

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

	Three Months Ended March 31,
	2014		2013

	(in thousands, except percentages)
Senior living general and administrative expenses		$25,687		$25,182
Sources of revenue:
Owned and leased	$469,047		$421,362
Managed	13,512		16,320
Total revenue for all communities in our Operated Portfolio		$482,559		$437,682

General and administrative expenses as a percent of
all Operated Portfolio revenue		5.3%		5.8%

General and administrative expenses excluding stock-based
compensation as a percent of Operated Portfolio revenue		4.7%		5.0%
Transaction Costs:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Transaction costs	$10,366	$647	$9,719	N/M
As a percentage of total operating revenues	2.0%	0.1%		1.9	ppt
The increase in transaction costs primarily relates to costs incurred in connection with the pending Merger.
Impairments of Long-Lived Assets:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Impairments of long-lived assets	$1,023	$—	$1,023	N/M
As a percentage of total operating revenues	0.2%	—%		0.2	ppt
Impairments of long-lived assets relate to the impairment charge recorded on a 50-unit community in our Consolidated Portfolio (Note 9, Fair Value Disclosures).
Depreciation and Amortization Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Depreciation and amortization	$46,228	$45,218	$1,010	2.2%
As a percentage of total operating revenues	8.9%	9.6%		(0.7	) ppt
The net increase in depreciation and amortization expense represents an increase in depreciation expense of $1.4 million and a decrease in amortization expense of $384,000. The increased depreciation expense is due to capital improvements to our existing communities. The decrease in amortization expense is the result of resident contract intangible assets acquired in

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

business combinations becoming fully amortized subsequent to March 31, 2013, net of an increase in the amortization of lease acquisition costs related to the Merrill Gardens Communities.
Lease Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Operating lease expense	$45,405	$30,502	$14,903	48.9%
Above/below market rent amortization	1,230	1,246	(16)	(1.3)%
Deferred straight-line rent amortization	5,590	216	5,374	N/M
Community leases	$52,225	$31,964	$20,261	63.4%
As a percentage of total operating revenues	10.0%	6.8%		3.2	ppt

The increase in operating lease expense was due to the acquisition of the operating leases of 38 former Merrill Gardens Communities commencing on September 1, 2013, as well as rent escalators on existing leases. Deferred straight-line rent amortization includes a $1.8 million non-cash adjustment to lease expense related to a community that we lease from Ventas subject to a put option, as described in Note 5, Long-Term Debt. The remaining increase is related to the Merrill Gardens Communities. We leased 116 and 80 communities under operating leases as of March 31, 2014 and 2013, respectively.
Costs Incurred on Behalf of Managed Communities:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Costs incurred on behalf of managed communities	$7,310	$8,864	$(1,554)	(17.5)%
As a percentage of total operating revenues	1.4%	1.9%		(0.5	) ppt
The decrease in costs incurred on behalf of managed communities was due to a decrease in the number of communities that we manage for third parties, including four former Sunwest JV communities that we began leasing in the first quarter of 2013. See Significant Transactions above.
Interest Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change

	(in thousands, except percentages)
Interest expense	$70,369	$72,199	$(1,830)	(2.5)%
As a percentage of total operating revenues	13.5%	15.3%		(1.8	) ppt
The decrease in interest expense was due primarily to community dispositions and pay-down of corresponding mortgages, as well as repayment of certain high-rate notes payable in 2013.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

Loss from Discontinued Operations:

	Three Months Ended March 31,
	2014	2013	$ D	% D

	(in thousands, except percentages)
Loss from discontinued operations	$(1,539)	$—	$(1,539)	N/M
As a percentage of total operating revenues	(0.3)%	—%		(0.3	) ppt
Loss from discontinued operations for the three months ended March 31, 2014 primarily consists of impairment losses on communities that were sold or held for sale during the period (see Note 12, Discontinued Operations).

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

Liquidity and Capital Resources
As of March 31, 2014, we had cash and cash equivalents of $58.7 million, compared to $76.7 million at December 31, 2013.
The Company has incurred significant operating losses since its inception, and we had working capital deficits of $139.4 million and $137.6 million as of March 31, 2014 and December 31, 2013, respectively. Due to the nature of our business, it is not unusual to operate in the position of a working capital deficit because we collect revenues much more quickly, often in advance, than we are required to pay obligations, and we have historically refinanced or extended maturities of debt obligations as they become current liabilities. Our operations result in a very low level of current assets primarily stemming from our deployment of cash to pursue strategic business development opportunities or to pay down long-term liabilities. Along those lines, the working capital deficit as of March 31, 2014 included a $48.1 million deferred tax asset and, as part of current liabilities, $59.0 million of deferred revenue and unearned rental income. A $61.9 million deferred tax liability is included in other long-term liabilities. We do not expect the level of current liabilities to change from period to period in such a way as to require the use of significant cash, except for (i) fluctuations in the timing of vendor payments and (ii) $94.4 in balloon payments of principal on long-term debt maturing during the next 12 months, which is included in current portion of long-term debt as of March 31, 2014. We intend to refinance, extend, or retire these obligations prior to their maturities. There can be no assurance that we will be able to obtain such refinancing or be able to retire the obligations.
Also included in the current portion of long-term debt is $3.7 million related to one community held for sale as of March 31, 2014 (see Note 12, Discontinued Operations). This debt will be repaid with the proceeds from the sale.
Sources and Uses of Cash
We expect to use our cash primarily to invest in our core business as well as other new business opportunities related to our core business. As discussed above, we expect to refinance or extend our balloon payments of debt principal in the next 12 months; however, if we are unable to do so, we believe the Company would be able to generate sufficient cash flows to support its operating and investing activities for at least the next 12 months by reducing or delaying capital expenditures and operating expenses, selling communities or a combination thereof. However, we will be required to refinance or extend a portion of our debt in order to meet our financing obligations in the next 12 months. In connection with Emeritus’ guarantees of certain debt and lease agreements, we are required at all times to maintain a minimum $20.0 million balance of unencumbered liquid assets, defined as cash, cash equivalents and/or publicly traded/quoted marketable securities. As a result, $20.0 million of our cash on hand is not available to fund operations and we take this into account in our cash management activities.
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
The following is a summary of cash flow information for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013

Net cash (used in) provided by operating activities	$(2,012)	$27,761
Net cash used in investing activities	(5,021)	(815)
Net cash (used in) provided by financing activities	(10,969)	26,783
Net (decrease) increase in cash and cash equivalents	(18,002)	53,729
Cash and cash equivalents at the beginning of the period	76,672	59,795
Cash and cash equivalents at the end of the period	$58,670	$113,524

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

In the first three months of 2014, cash used in operating activities was $2.0 million, compared to cash provided by operating activities of $27.8 million in the first three months of 2013, a decrease of $29.8 million. This is due primarily to fluctuations in working capital due to the timing of cash receipts and payments to vendors.
Cash used in investing activities during the first three months of 2014 includes capital expenditures totaling $18.0 million used to maintain and improve our communities, partially offset by net proceeds from the sale of three communities totaling $13.9 million. We used cash in investing activities during the first three months of 2013 primarily for capital expenditures totaling $15.9 million, offset by $14.9 million of cash distributions received from unconsolidated joint ventures, primarily the Sunwest JV.
In the first three months of 2014, cash used in financing activities represents payments on long-term debt and capital lease obligations totaling $27.9 million, offset in part by $17.2 million in cash received from the exercise of stock options and sale of stock through our employee stock purchase plan. In the first three months of 2013, financing activities provided $37.8 million in net cash from the sale of stock and exercise of stock options, including $31.3 million from the March 2013 secondary public offering, and $50.0 million of proceeds from the NOC credit facility (net of $3.7 million distributed to the noncontrolling interest holders of NOC).  Cash paid for debt and capital lease principal payments totaled $56.0 million, including $42.9 million paid to HCN for early retirement of debt.

As of March 31, 2014, the Company had payment obligations for long-term debt and capital and financing leases due during the next 12 months of approximately $177.5 million.
Payment Commitments
The following table summarizes our contractual obligations as of March 31, 2014 (in thousands):

	Principal Due by Period
					More than
	Total	1 year (a)	2-3 years	4-5 years	5 years
Long-term debt, including current portion	$1,478,520	$141,848	$316,017	$816,154	$204,501
Capital and financing leases including current portion	2,515,302	35,671	92,188	123,804	2,263,639
Operating leases	1,870,180	179,912	364,917	361,406	963,945
Liability related to unrecognized tax benefits (b)	104	—	—	—	—
	$5,864,106	$357,431	$773,122	$1,301,364	$3,432,085

(a)
Represents all payments due within one year, including balloon payments described elsewhere in this Form 10-Q. Does not include $4.2 million remaining of the $30.0 million capital expenditure commitment for the HCP Leased Communities, which we expect to pay within the next year.

(b)
We have recognized total liabilities related to unrecognized tax benefits of $104,000 as of March 31, 2014. The timing of payments related to these obligations is uncertain; however, we do not expect to pay any of this amount within the next year.

The following table summarizes interest due on our contractual obligations as of March 31, 2014 (in thousands):

	Interest Due by Period
					More than
	Total	1 year	2-3 years	4-5 years	5 years
Long-term debt	$342,521	$84,768	$149,629	$77,101	$31,023
Capital and financing lease obligations	4,354,137	162,378	327,393	325,551	3,538,815
	$4,696,658	$247,146	$477,022	$402,652	$3,569,838
The amounts above do not include our indirect guarantee of the construction loan payable by one of our Wegman joint ventures ("Vestal").  Emeritus has a 50.0% ownership interest in Vestal which we account for as an unconsolidated equity method

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

investment.  As of March 31, 2014, the loan balance for Vestal was $7.2 million, with a variable interest rate at LIBOR (floor of 1.5%) plus 4.0%. Wegman has provided an unconditional guarantee of payment to the lender and is indemnified by Emeritus through a separate agreement.  In the event that we would be required to repay this loan, our share of the obligation would be 50.0%.
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
As of March 31, 2014, the Company had $1.5 billion of mortgage debt and notes payable outstanding, comprised of the following:

•
Mortgage debt financed through Freddie Mac and Fannie Mae of approximately $1.1 billion, or approximately 75.5% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, were issued to single purpose entities (each an “SPE”) and are secured by the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally nonrecourse debt to the Company in that only the assets or common stock of each SPE are available to the lender in the event of default, with some limited exceptions. These debt obligations do not contain provisions requiring ongoing maintenance of specific financial covenants, but do contain typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments typically contain cross-default provisions, which are limited to other related loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mortgage debt financed primarily through traditional financial lending institutions of approximately $295.9 million, or approximately 20.0% of our total debt outstanding. These obligations were incurred to facilitate community acquisitions over the past few years, and were typically issued to, and secured by, the assets of each SPE, which consist of the real and personal property and intangible assets of a single community. The debt is generally recourse debt to the Company in that not only are the assets or common stock of each SPE available to the lender in the event of default, but the Company has guaranteed performance of each SPE’s obligations under the mortgage. These debt obligations generally contain provisions requiring ongoing maintenance of specific financial covenants, such as debt service coverage ratios, operating income yields, occupancy requirements, and/or net operating income thresholds. Our guarantees generally contain requirements to maintain minimum cash and/or net worth balances. In addition, the mortgages contain other typical events of default such as nonpayment of monetary obligations, failure to maintain insurance coverage, fraud and/or misrepresentation of facts, unauthorized sale or transfer of assets, and the institution of legal proceedings under bankruptcy. These debt instruments may contain cross-default provisions, but are limited to other loans provided by the specific lender. Remedies under an event of default include the acceleration of payment of the related obligations.

•
Mezzanine debt financing in the amount of $21.4 million provided by real estate investment trusts (each a “REIT” and collectively, “REITs") to facilitate community acquisitions, and a $44.4 million loan to NOC, which combined represents approximately 4.5% of our total debt outstanding. The mezzanine debt is unsecured and the NOC credit facility is secured by its personal property and stock. Performance under the NOC credit facility is guaranteed by the Company and includes a requirement to maintain a minimum debt service coverage ratio and cash and net worth balances. Typical events of default under these obligations include nonpayment of monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies under an event of default include the acceleration of payments of the related obligations.

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

As of March 31, 2014, we operated 311 communities under long-term lease arrangements, of which 286 were leased from publicly traded REITs. Of the 311 leased properties, 84 contain provisions requiring ongoing maintenance of specific financial covenants, such as rent coverage ratios. Other typical events of default under all of these leases include nonpayment of rents or other monetary obligations, events of default under related lease agreements, and the institution of legal proceedings under bankruptcy. Remedies in these events of default vary, but generally include the requirement to post a security deposit in specified amounts, acceleration of lease payments, and/or the termination of the related lease agreements. As of March 31, 2014, we were in violation of financial covenants in one lease agreement covering four communities. We obtained a waiver from the landlord through March 31, 2014 and therefore are in compliance with those financial covenants.

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
We believe that our accounting policies regarding asset impairments, goodwill impairment, leases, self-insurance reserves and income taxes are the most critical in understanding the judgments involved in our preparation of our financial statements. Those financial statements reflect our revisions to such estimates in income in the period in which the facts that give rise to the revision become known. For a summary of all of our significant accounting policies, see Note 1, Description of the Business, Basis of Presentation, and Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements in our 2013 Annual Report on Form 10-K (“Form 10-K”).

In our Form 10-K, we provide additional analysis of our significant accounting policies in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Policies and Use of Estimates. The following is an update to our analysis related to self-insurance reserves.

We use a combination of insurance and self-insurance mechanisms to provide for the potential liabilities for certain risks, including workers’ compensation, employee healthcare benefits, professional and general liability, property insurance, and director and officers’ liability insurance (see Note 11, Contingencies).

We are self-insured for professional liability risk with respect to 265 of the 494 communities in our Consolidated Portfolio. The other 229 communities are insured with conventional indemnity policies. The liability for self-insured incurred but not yet reported claims was $35.8 million and $36.1 million at March 31, 2014 and December 31, 2013, respectively. We believe that the range of reasonably possible losses as of March 31, 2014, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $34.2 million to $51.5 million. The high end of the range reflects the potential for high-severity losses.

Communities not in the self-insurance pool are insured under commercial policies that provide for deductibles for each claim ranging from $50,000 to $250,000.  As a result, the Company is, in effect, self-insured for claims that are less than the deductibles.  The net liability for known claims and incurred not yet reported claims was $9.8 million and $8.9 million as of March 31, 2014 and December 31, 2013, respectively (the gross liability was $18.8 million and $16.5 million with corresponding estimated amounts receivable from the insurance companies of $9.0 million and $7.6 million, respectively).
We are self-insured for workers’ compensation risk (except in five states) up to $500,000 per claim through a high deductible, collateralized insurance program. The liability for self-insured known claims and incurred but not yet reported claims was $46.0 million and $44.5 million at March 31, 2014 and December 31, 2013, respectively. We believe that the range of reasonably possible losses as of March 31, 2014, based on sensitivity testing of the various underlying actuarial assumptions, is approximately $44.2 million to $49.9 million.
For employee health care benefits, we self-insure each participant up to $350,000 per year above which a catastrophic insurance policy covers any additional costs. The liability for self-insured incurred but not yet reported claims was $8.7 million and $8.5

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

million at March 31, 2014 and December 31, 2013, respectively. A 10.0% change in the estimated liability at March 31, 2014 would have increased or decreased Operated Portfolio expenses during the current period by approximately $870,000.
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
In March 2010, Congress enacted health care reform legislation, referred to as the Affordable Care Act (“ACA”), which we believe will increase our costs to provide healthcare benefits to our employees. The specific provisions of the ACA will be phased in over time through 2018, unless modifying legislation is passed before some of the provisions become effective. The ACA did not have a material financial impact on our Company in the three months of 2014, and we currently do not expect significant cost increases during the remainder of the year.
Impact of Inflation
Inflation could affect our future revenues and operating income due to our dependence on the senior resident population, most of whom rely on relatively fixed incomes to pay for our services. The monthly charges for the resident’s unit and assisted living services are influenced by the location of the community and local competition. Our ability to increase revenues in proportion to increased operating expenses may be limited. We typically do not rely to a significant extent on governmental reimbursement programs, which accounted for approximately 18.8% of our community and ancillary services revenues for the three months ended March 31, 2014. In pricing our services, we attempt to anticipate inflation levels, but there can be no assurance that we will be able to respond to inflationary pressures in the future. Changing economic outlooks in the United States may impact our ability to raise prices. In recent years, inflation has not had a material impact on our financial position, revenues, income from continuing operations, or cash flows.  We do not expect inflation affecting the U.S. dollar to materially impact our financial position, results of operations, or cash flows in the foreseeable future.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

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
The table below shows the reconciliation of net loss to Adjusted EBITDA/EBITDAR for the three months ended March 31, 2014 and 2013 (in thousands):

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(49,008)	$(39,665)
Depreciation and amortization	46,228	45,218
Interest income	(109)	(110)
Interest expense	70,369	72,199
Net equity losses for unconsolidated joint ventures	131	12
Income tax provision	695	1,106
Loss from discontinued operations	1,539	—
Amortization of above/below market rents	1,230	1,246
Amortization of deferred gains	(224)	(248)
Gain on early extinguishment of debt	—	(493)
Stock-based compensation	3,161	3,331
Change in fair value of derivative financial instruments	71	(5)
Deferred revenue	258	2,088
Deferred straight-line rent	5,590	216
Impairment of long-lived assets	1,023	—
Transaction costs	10,366	647
Transition costs	79	—
Self-insurance reserve adjustments, prior years	2,023	7,482
Adjusted EBITDA	93,422	93,024
Lease expense	45,405	30,502
Adjusted EBITDAR	$138,827	$123,526

The table below shows the reconciliation of Adjusted EBITDAR to net cash provided by operating activities for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Adjusted EBITDAR	$138,827	$123,526
Interest income	109	110
Interest expense	(70,369)	(72,199)
Income tax provision	(695)	(1,106)
Amortization of loan fees	705	790
Allowance for doubtful receivables	2,759	2,172
Change in other operating assets and liabilities	(22,991)	5,044
Transaction and financing costs	(10,366)	(647)
Self-insurance reserve adjustments, prior years	(2,023)	(7,482)
Lease expense	(45,405)	(30,502)
Non-cash interest expense	7,466	7,975
Other	(29)	80
Net cash (used in) provided by operating activities	$(2,012)	$27,761

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

Definition of Cash From Facility Operations:
We define Cash From Facility Operations (“CFFO”) as net cash (used in) provided by operating activities adjusted for:

•	Changes in operating assets and liabilities, net;

•	Repayment of capital lease and financing obligations;

•	Recurring capital expenditures; and

•	Distributions from unconsolidated joint ventures, net.
We define Adjusted CFFO as CFFO adjusted for self-insurance reserve adjustments related to prior years, transaction costs and transition costs.
Recurring routine capital expenditures include expenditures capitalized in accordance with GAAP that are funded from CFFO. Amounts excluded from recurring routine capital expenditures consist primarily of community acquisitions, including expenditures incurred in the months immediately following acquisition (and specifically excluding the $30.0 million capital commitment required for the HCP Leased Communities), new construction and expansions, ROI-designated projects, computer hardware and software purchases, and purchases of vehicles.
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
CFFO is not an alternative to cash flows provided by or used in operating activities as calculated and presented in accordance with GAAP.  You should not rely on CFFO as a substitute for any such GAAP financial measure.  We strongly urge you to review the reconciliation of GAAP net cash provided by (used in) operating activities to CFFO, along with our condensed consolidated financial statements included herein.  We also strongly urge you not to rely on any single financial measure to evaluate our business.  In addition, because CFFO is not a measure of financial performance under GAAP and is susceptible to varying calculations, the CFFO measure as presented in this report may differ from and may not be comparable to similarly titled measures used by other companies.
The following table shows the reconciliation of net cash (used in) provided by operating activities to CFFO for the periods indicated (in thousands):

EMERITUS CORPORATION
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	2014	2013
Net cash (used in) provided by operating activities	$(2,012)	$27,761
Changes in operating assets and liabilities, net	22,991	(5,044)
Repayment of capital lease and financing obligations	(8,176)	(6,001)
Recurring capital expenditures	(4,995)	(5,661)
Distributions from unconsolidated joint ventures (a)	79	177
Cash From Facility Operations	7,887	11,232
Transaction costs	10,366	647
Transition costs	79	—
Self-insurance reserve adjustments, prior years	2,023	7,482
Adjusted Cash From Facility Operations	$20,355	$19,361

(a) Excludes distributions resulting from the HCP Transaction, the sale of communities and refinancing of debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates due to our financing activities and changes in the availability of credit.
Our results of operations are affected by changes in interest rates as a result of our short-term and long-term borrowings. At March 31, 2014, we had approximately $304.8 million of variable rate borrowings based on LIBOR. Of this total variable rate debt, $78.2 million varies with LIBOR with no LIBOR floors or ceilings. For every 1.0% change in the LIBOR on this $78.2 million in variable rate debt, interest expense will either increase or decrease by $782,000. As of March 31, 2014, the $78.2 million of variable rate debt carried a weighted average variable rate of LIBOR plus 4.65% based on the monthly and 90-day LIBOR rates of 0.152% and 0.230%, respectively. In addition, we have variable rate debt of $226.6 million that has LIBOR floors. At March 31, 2014, this debt carried a weighted average floor of 1.08% and a weighted average spread of 4.02%, for a total weighted average rate of 5.10%. The LIBOR floors effectively make this debt fixed rate debt as long as the monthly LIBOR is less than the 1.08% weighted average floor. Increases or decreases to the monthly LIBOR do not change interest expense on this variable rate debt until the monthly LIBOR rises above the floor and, conversely, interest expense does not decrease when the monthly LIBOR falls below the floor.
This analysis does not consider changes in the actual level of borrowings or lease obligations that may occur subsequent to March 31, 2014. This analysis also does not consider the effects of the reduced level of overall economic activity that could exist in such an environment, nor does it consider actions that we might be able to take with respect to our financial structure to mitigate the exposure to such a change.
In connection with the refinance of two mortgage loans in December 2013, we purchased two interest rate caps, as required by the lender, for a combined cash payment of $70,000. The caps are for a combined notional amount of $14.3 million and effectively cap LIBOR at 2.74%. The contracts expire in January 2017.
In October 2011, pursuant to the terms of a credit agreement related to the acquisition of 24 communities, we purchased an interest rate cap for $1.6 million. This contract effectively caps the LIBOR on a notional amount of $132.0 million at 2.50% over the term of the loan, and expires in June 2016. (See Note 6, Derivative Financial Instruments.)

Item 4. Controls and Procedures
(a) Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Management, under the supervision and with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness and design of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of March 31, 2014. Based on that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
(b) Changes in internal controls. Management has evaluated the effectiveness of our internal controls through March 31, 2014. Through our ongoing evaluation process to determine whether any changes occurred in internal control procedures in the first quarter of 2014, management has concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our controls over financial reporting.

PART II. OTHER INFORMATION
Items 2, 3, 4, and 5 are not applicable.

Item 1. Legal Proceedings
Merger Litigation
In connection with the Merger, three purported class action lawsuits have been filed on behalf of Emeritus shareholders in the Superior Court of King County, Washington: Tampa Maritime Association/International Longshoremen’s Association Pension Fund v. Emeritus Corp., et al., Case No. 14-2-06385-7-SEA, filed February 28, 2014; Sciabacucchi v. Emeritus Corp., et al., Case No. 14-2-06946-4-SEA, filed March 6, 2014; and Ellerson v. Emeritus Corp., et al., Case No. 14-2-07502-2-SEA, filed March 14, 2014. It is possible that other related suits could subsequently be filed. Emeritus anticipates that the three pending cases and any related cases that are subsequently filed will be consolidated and proceed as a single, consolidated case.
The allegations in the three lawsuits are similar. They purport to be brought as class actions on behalf of all shareholders of Emeritus. The complaints name as defendants Emeritus, the Emeritus Board of Directors, Brookdale and Merger Sub. The complaints allege that the Emeritus Board of Directors breached its fiduciary duties to Emeritus shareholders by, among other things, failing to maximize shareholder value in connection with the Merger or to engage in a fair sale process before approving the Merger. Specifically, the complaints allege that the Emeritus Board of Directors undervalued Emeritus in connection with the Merger and that the Emeritus Board of Directors agreed to certain deal protection mechanisms that precluded Emeritus from obtaining competing offers. The Sciabacucchi complaint also alleges that the Emeritus Board of Directors breached its fiduciary duties by failing to disclose all material information concerning the Merger to Emeritus’ shareholders. The three complaints also allege that Brookdale, Emeritus and Merger Sub aided and abetted the Emeritus Board of Directors’ alleged breaches of fiduciary duties. The complaints seek, among other things, injunctive relief, including rescission of the Merger, and damages, including counsel fees and expenses.
Other Legal Proceedings

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

Governmental Investigation

On March 29, 2013, we received a civil investigative demand (“CID”) from the Western District of the Washington office of the United States Department of Justice (“DOJ”) requesting certain documents related to Emeritus billing to Medicaid programs dating from January 1, 2008.  The CID was issued in connection with an investigation undertaken by the DOJ and other agencies into Emeritus bills to Medicaid programs for assisted living facility services provided to Medicaid residents who may have been hospitalized during billed dates of service.
We are cooperating with the DOJ in connection with its investigation. We are currently unable to predict the outcome of this matter.

Item 1A. Risk Factors
There were no material changes to risk factors during the three months ended March 31, 2014 from those previously disclosed in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 6. Exhibits

Certain of the agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (a) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (b) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which confidential disclosures are not necessarily reflected in the agreement; (c) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (d) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. Accordingly, those representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about Emeritus may be found in our Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Number	Description		FootnoteNumber

2.1	Agreement and Plan of Merger, dated as of February 20, 2014, by and among Emeritus Corporation, Brookdale Senior Living, Inc. and Broadway Merger Sub Corporation		(1)
31.1	Certification of Periodic Reports
	31.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 8, 2014.	(2)
	31.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 8, 2014.	(2)
32.1	Certification of Periodic Reports
	32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Granger Cobb dated May 8, 2014.	(2)
	32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Robert C. Bateman dated May 8, 2014.	(2)
101	XBRL Files
	101.INS	XBRL Instance Document.	(2)
	101.SCH	XBRL Taxonomy Extension Schema.	(2)
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	(2)
	101.DEF	XBRL Taxonomy Extension Definition Linkbase.	(2)
	101.LAB	XBRL Taxonomy Extension Label Linkbase.	(2)
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	(2)
Footnotes:

(1)	Incorporated herein by reference to Emeritus’ Current Report on Form 8-K filed February 21, 2014 (File No. 001-14012).
(2)    Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 2014	EMERITUS CORPORATION
(Registrant)

/s/ Robert C. Bateman
Robert C. Bateman, Executive Vice President—Finance and Chief Financial Officer